Form 10-Q
period 1999-06-30
PULASKI BANCORP INC
filed 1999-08-16
CIK 1089624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                                          Commission File Number 0-26681


                              PULASKI BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


United States                                                         22-3652847
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


130 Mountain Avenue, Springfield, New Jersey                               07081
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (973) 564-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changes since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No (2) Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1999, there were no shares of the registrant's common stock, par value $.01 per share, outstanding.

                              Pulaski Bancorp, Inc.

                                    Form 10-Q

                       For the Quarter Ended June 30, 1999

                                      INDEX
                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................1

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................1
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........1

PART II:    OTHER INFORMATION..................................................2

Item 1.     Legal Proceedings..................................................2
Item 2.     Changes in Securities and Use of Proceeds..........................2
Item 3.     Defaults Upon Senior Securities....................................2
Item 4.     Submission of Matters to a Vote of Security Holders................2
Item 5.     Other Information..................................................2
Item 6.     Exhibits and Reports on Form 8-K...................................2

SIGNATURES.....................................................................3

                          PART I. FINANCIAL INFORMATION
                              PULASKI BANCORP, INC.
                                  JUNE 30, 1999

ITEM 1.           FINANCIAL STATEMENTS.

     Pulaski Bancorp, Inc., (the "Company") was formed to serve as the stock holding company for Pulaski Savings Bank (the "Bank") pursuant to the Bank's reorganization into the two-tier mutual holding company structure. As of June 30, 1999, the Bank had not completed its reorganization, and, accordingly, the Company had no assets or liabilities.

     Effective July 12, 1999, the Bank completed its reorganization and the Company became the stock holding company parent of the Bank. Pulaski Bancorp, MHC, the Bank's mutual holding company, became the owner of a majority of the common stock of the Company, which became the owner of 100% of the common stock of the Bank. In connection with the reorganization, each share of Bank common stock was converted into one share of common stock of the Company.

     The common stock of the Bank was previously registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the OTS under OTS docket number 05016. Pursuant to Rule 12g-3 promulgated under the Exchange Act, the Company's common stock was deemed automatically registered under the Exchange Act. In addition, the common stock of the Company has been substituted for the common stock of the Bank on the Nasdaq SmallCap Market under the symbol. "PLSK."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See Item 1.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         See Item 1.

                                            PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (ss.249.308 OF THIS CHAPTER).

                  (a)      Exhibits

                  3.1      Charter of Pulaski Bancorp, Inc.*
                  3.2      Bylaws of Pulaski Bancorp, Inc.*
                  4.0      Form of Common Stock Certificate*
                  27.0     Financial Data Schedule
                  99.0 Quarterly information for Pulaski Savings Bank, Pulaski Bancorp, Inc.'s
                           predecessor company
-------------------
* Incorporated herein by reference into this document from the Exhibits to the Current Report on Form 8-K, filed July 12, 1999.

                  (b)      Reports on Form 8-K

                  On July 12, 1999, the Company filed a Form 8-K, reporting the completion of the Pulaski Savings Bank's reorganization into the two-tier mutual holding company structure and the conversion of all of the outstanding shares of Pulaski Savings Bank's common stock into shares of Pulaski Bancorp common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PULASKI BANCORP, INC.


Dated: August 16, 1999              By:/s/ Thomas Bentkowski
                                       -------------------------------------
                                    Thomas Bentkowski
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated: August 16, 1999              By:/s/ Lee Wagstaff
                                       ---------------------------------
                                    Lee Wagstaff
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (principal financial and accounting officer)