Form 10-Q
period 1999-09-30
PULASKI BANCORP INC
filed 1999-11-12
CIK 1089624

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to
                               --------      -----------------------------------

                             OTS DOCKET NUMBER 05016
                                               -----

                              PULASKI BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   FEDERALLY-CHARTERED                                          22-1402632
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

130 Mountain Avenue, Springfield, New Jersey                     07081
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           973-564-9000
                                                   -----------------------------

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) YES X NO (2) YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of November 1, 1999, 2,108,088 common shares, $.01 par value, were outstanding.

                      PULASKI BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                          Page
                                                                                         Number
                                                                                      -------------
PART I                    FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Statements of Consolidated Financial Condition as of
                          September 30, 1999 and December 31, 1998 (Unaudited)               1

                          Statements of Consolidated Income for the Nine and Three
                          Months Ended September 30, 1999 and 1998 (Unaudited)               2


                          Statements of Consolidated Comprehensive Income for the
                          Nine and Three Months Ended September 30, 1999 and 1998            3
                          (Unaudited)

                          Statements of Consolidated Cash Flows for the Nine
                          Months Ended September 30, 1999 and 1998 (Unaudited)               4 - 5

                          Notes to Consolidated Financial Statements                         6

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                      7 - 14

                 Item 3.  Quantitative and Qualitative Disclosures
                          About Market Risk                                                  15 - 16

PART II                   OTHER INFORMATION

                 Item 1.  Legal Proceedings                                                  17
                 Item 2.  Changes in Securities and Use of Proceeds                          17
                 Item 3.  Defaults Upon Senior Securities                                    17
                 Item 4.  Submission of Matters to a Vote of Security Holders                17
                 Item 5.  Other Information                                                  17
                 Item 6.  Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                                   18

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                September 30,     December 31,
ASSETS                                                               1999            1998
------                                                          -------------    -------------
Cash and amounts due from depository institutions               $   2,787,717    $   2,336,949
Interest-bearing deposits                                             294,892        2,377,613
Federal funds sold                                                  4,350,000       18,650,000
                                                                -------------    -------------
      Cash and cash equivalents                                     7,432,609       23,364,562
Term deposits                                                         197,000          197,000
Trading account securities                                          2,813,500             --
Securities available for sale                                       5,829,794        5,642,498
Investment securities held to maturity                              6,946,850        6,946,353
Mortgage-backed securities held to maturity                        74,555,324       55,728,490
Loans receivable                                                  127,245,673      100,894,180
Real estate owned                                                      49,822          130,626
Premises and equipment                                              4,059,399        3,862,532
Federal Home Loan Bank of New York stock                            1,900,000        1,446,200
Accrued interest receivable                                         1,228,745          971,566
Other assets                                                          705,292          607,896
                                                                -------------    -------------
      Total assets                                              $ 232,964,008    $ 199,791,903
                                                                =============    =============
Liabilities and stockholders' equity

Liabilities

Deposits                                                        $ 169,714,773    $ 174,808,024
Advances from Federal Home Loan Bank of New York                   38,000,000             --
Other borrowed money                                                     --            454,805
Advance payments by borrowers for taxes                               849,518          773,361
Other liabilities                                                     683,072          950,124
                                                                -------------    -------------
      Total Liabilities                                           209,247,363      176,986,314
                                                                -------------    -------------
Stockholders' Equity

Preferred stock; authorized 2,000,000 shares; issued
  and outstanding-none                                                   --               --
Common stock; par value $.01; authorized 13,000,000
  shares; 2,108,088 shares issued and outstanding                      21,081           21,081
Paid-in-capital                                                     9,843,274        9,854,730
Retained earnings - substantially restricted                       14,701,179       14,029,016
Unearned Incentive Plan Award shares                                 (466,790)        (581,054)
Unearned Employee Stock Ownership Plan shares                        (333,459)        (495,144)
Accumulated other comprehensive income - Unrealized (loss) on
  Securities available for sale, net                                  (48,640)         (23,040)
                                                                -------------    -------------
      Total stockholders' equity                                   23,716,645       22,805,589
                                                                -------------    -------------
      Total liabilities and stockholders' equity                $ 232,964,008    $ 199,791,903
                                                                =============    =============

See notes to financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                             Nine Months Ended            Three Months Ended
                                                              September 30,                 September 30,
                                                      ----------------------------   ----------------------------
                                                          1999            1998           1999            1998
                                                      ------------    ------------   ------------    ------------
Interest income:
       Loans                                          $  6,592,823    $  6,403,365   $  2,345,111    $  2,136,262
       Mortgage-backed securities held to maturity       2,702,156       2,481,834        996,242         843,627
       Investment securities held to maturity              296,085         378,889        108,540          82,522
       Securities available for sale                       227,296         232,265         78,064          78,311
       Other interest-earning assets                       540,624         610,880        157,352         241,255
                                                      ------------    ------------   ------------    ------------
            Total interest income                       10,358,984      10,107,233      3,685,309       3,381,977
                                                      ------------    ------------   ------------    ------------
Interest expense:

       Deposits                                          5,656,842       5,642,200      1,848,717       1,910,668
       Advances and other borrowed money                   298,491         148,540        280,543          12,486
                                                      ------------    ------------   ------------    ------------

            Total interest expense                       5,955,333       5,790,740      2,129,260       1,923,154
                                                      ------------    ------------   ------------    ------------

Net interest income                                      4,403,651       4,316,493      1,556,049       1,458,823
Provision for loan losses                                   86,000          89,000         25,000          26,000
                                                      ------------    ------------   ------------    ------------

Net interest income after provision for loan losses      4,317,651       4,227,493      1,531,049       1,432,823
                                                      ------------    ------------   ------------    ------------
Non-interest income:

       Fees and service charges                            130,297         113,540         58,062          37,858
       Trading account (loss) income                       (30,935)         68,753        (34,483)         13,125
       Gain (loss) on real estate owned                        599            --             (581)           --
       Gain on sale of branch                              422,554            --          422,554            --
       Miscellaneous                                        14,224          13,560          4,886           4,221
                                                      ------------    ------------   ------------    ------------

            Total non-interest income                      536,739         195,853        450,438          55,204
                                                      ------------    ------------   ------------    ------------

(continued)

                                                             Nine Months Ended            Three Months Ended
                                                              September 30,                 September 30,
                                                      ----------------------------   ----------------------------
                                                          1999            1998           1999            1998
                                                      ------------    ------------   ------------    ------------
Non-interest expenses:
       Salaries and employee benefits                    1,957,066       1,875,490        680,338         631,573
       Occupancy expense of premises                       310,595         218,459        116,188          75,788
       Equipment                                           279,570         458,003         93,002         121,012
       Advertising                                          62,228           7,274          5,243           2,884
       Loss on foreclosed real estate                         --             5,890           --             2,655
       Federal insurance premium                            75,810          71,708         25,101          24,480
       Miscellaneous                                       696,833         605,075        228,005         195,087
                                                      ------------    ------------   ------------    ------------

            Total non-interest expenses                  3,382,102       3,241,899      1,147,877       1,053,479
                                                      ------------    ------------   ------------    ------------

Income before income taxes                               1,472,288       1,181,447        833,610         434,548
Income taxes                                               573,371         453,340        306,078         159,000
                                                      ------------    ------------   ------------    ------------

            Net income                                $    898,917    $    728,107   $    527,532    $    275,548
                                                      ============    ============   ============    ============
Net income per common share:
       Basic/diluted                                  $       0.44    $       0.36   $       0.26    $       0.14
                                                      ============    ============   ============    ============
Weighted  average number  of
common shares
  and common stock equivalents outstanding:
      Basic/diluted                                      2,040,343       2,015,238      2,047,697       2,020,952
                                                      ============    ============   ============    ============

See notes to financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                         Nine Months Ended         Three Months Ended
                                                           September 30,              September 30,
                                                      ----------------------     ----------------------
                                                         1999        1998         1999         1998
                                                      ---------    ---------    ---------    ---------
       Net income                                     $ 898,917    $ 728,107    $ 527,532    $ 275,548
       Other comprehensive income-unrealized
        holding (loss) gain on securities available

        for sale, net of income taxes                   (25,600)     (10,160)     (14,720)       3,200
                                                      ---------    ---------    ---------    ---------

       Comprehensive income                           $ 873,317    $ 717,947    $ 512,812    $ 278,748
                                                      ---------    ---------    ---------    ---------

See notes to financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                 1999            1998
                                                                             ------------    ------------
 Cash flows from operating activities:
       Net income                                                            $    898,917    $    728,107
       Adjustments to reconcile net income to
         cash (used in) provided by operating activities:

          Depreciation and amortization of premises and equipment                 195,902         155,266
          Accretion of discounts and amortization of premiums, net                 26,378          30,805
          Accretion of deferred fees and discounts                               (185,634)       (353,873)
          Provision for loan losses                                                86,000          89,000
          Purchases of trading account securities                              (7,074,557)    (14,824,783)
          Proceeds from sales of trading account securities                     4,289,672      14,893,536
          Realized gains on sales of trading account securities                   (41,011)        (68,753)
          Unrealized loss of trading account securities                            71,946            --
          (Gain) loss on sale of real estate owned                                 (3,226)          2,382
          Gain on sale of branch                                                 (422,554)           --
          (Increase) decrease in accrued interest receivable                     (257,179)          8,126
          (Increase) in other assets                                              (82,996)       (189,343)
          (Decrease) increase in interest payable on deposits                    (143,160)         60,154
          (Decrease) increase in other liabilities                               (267,052)        217,376
          ESOP committed to be released                                           153,867         194,249
          Amortization of cost of stock contributed to Incentive Plan             114,264         114,264
                                                                             ------------    ------------

             Net cash (used in) provided by operating activities               (2,640,423)      1,056,513
                                                                             ------------    ------------

 Cash flows from investing activities:
       Purchases of securities available for sale                                (227,296)       (232,264)
       Proceeds from maturities of investment securities held to maturity       1,000,000       7,000,000
       Proceeds from call of investment securities held to maturity             2,000,000            --
       Purchases of investment securities held to maturity                     (3,000,000)     (2,000,000)
       Purchases of mortgage-backed securities held to maturity               (37,148,664)    (21,590,834)
       Principal repayments on mortgage backed securities held to maturity     18,235,405      17,355,810
       Purchase of loans                                                       (7,725,227)       (216,000)
       Net change in loans receivable                                         (18,566,451)        755,429
       Capitalized cost on real estate owned                                      (10,003)           --
       Proceeds from sale of real estate owned                                    133,852          66,551
       Additions to premises and equipment                                       (392,769)       (351,846)
       Purchase of Federal Home Loan Bank of New York stock                      (453,800)           --
                                                                             ------------    ------------
             Net cash (used in) provided by investing activities              (46,154,953)        786,846
(Continued)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                 1999            1998
                                                                             ------------    ------------
                                                                             ------------    ------------
 Cash flows from financing activities:
       Net increase in deposits                                                   718,330      13,720,658
       Cash paid for sale of branch                                            (5,245,867)           --
       Net increase (decrease) in advances from Federal Home Loan

         Bank of New York                                                      38,000,000      (5,000,000)
       Net (decrease) in other borrowed money                                    (454,805)       (137,103)
       Net increase (decrease) in payments by borrowers for taxes                  76,157         (95,382)
       Cash dividends paid                                                       (230,392)       (208,504)
                                                                             ------------    ------------

             Net cash provided by financing activities                         32,863,423       8,279,669
                                                                             ------------    ------------
 Net (decrease) increase in cash and cash equivalents                         (15,931,953)     10,123,028
 Cash and cash equivalents - beginning                                         23,364,562       6,429,709
                                                                             ------------    ------------
 Cash and cash equivalents - ending                                          $  7,432,609    $ 16,552,737
                                                                             ============    ============

See notes to financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          -----------------------
                                                             1999         1998
                                                          ----------   ----------
Supplemental information:
      Transfer of loans receivable to real estate owned   $   39,819   $     --
                                                          ==========   ==========
      Unrealized loss on securities available
         For sale, net of income taxes                    $   25,600   $   10,160
                                                          ==========   ==========
      Cash paid during the period for:
         Income taxes                                     $  512,588   $  561,740
                                                          ==========   ==========

         Interest on deposits and borrowings              $6,086,309   $5,779,197
                                                          ==========   ==========

See notes to financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1. BASIS OF PRESENTATION
------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. NET INCOME PER COMMON SHARE
------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the ESOP and the Incentive Plan. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares. Potential common shares related to unearned incentive plan awards, unearned ESOP shares and stock options were not dilutive during the three months and nine months ended September 30, 1999 and 1998.

3. FORMATION OF STOCK HOLDING COMPANY
-------------------------------------

On July 12, 1999, Pulaski Savings Bank (the "Bank") reorganized into a two-tier mutual holding company structure pursuant to an Agreement and Plan of Reorganization which was unanimously adopted by the Board of Directors of the Bank on January 28, 1999 ("Plan of Reorganization") and approved by the shareholders of the Bank on April 23, 1999. Under the Plan of Reorganization (the "Reorganization"), the Bank became a wholly owned subsidiary of Pulaski Bancorp, Inc. (the "Company"), a federally-chartered stock holding company, a majority of the Common Stock of which is now owned by the Pulaski Bancorp, M.H.C. (the "Mutual Holding Company"), the Bank's parent mutual holding company. In the Reorganization, each outstanding share of Bank common stock was converted into one share of Company common stock and the holders of Bank common stock became the holders of all of the outstanding shares of Company common stock. Accordingly, as a result of the Reorganization, the Bank's minority stockholders, became minority stockholders of the Company and the Bank's majority stockholder, the Mutual Holding Company, became the majority stockholder of the Company.

After the Reorganization, the Bank has continued its business and operations as a wholly owned subsidiary of the Company and the consolidated capitalization, assets, liabilities, income and financial statements, and management of the Company immediately following the Reorganization is substantially the same as those of the Bank immediately prior to consummation of the Reorganization. The Charter and Bylaws of the Bank continue in effect, and have not been affected in any manner by the Reorganization. The name "Pulaski Savings Bank" continues to be utilized by the Bank. The corporate existence of the Bank has continued unaffected and unimpaired by the Reorganization except that all of its outstanding stock is now owned by the Company.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used or incorporated by reference in disclosure documents, the works "anticipate", "estimate", "expect", "project", "target", "goal" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

The Company's assets at September 30, 1999 totalled $233.0 million, which represents an increase of $33.2 million or 16.6% as compared with $199.8 million at December 31, 1998.

Cash and cash equivalents decreased $16.0 million or 68.4% to $7.4 million at September 30, 1999 from $23.4 million at December 31, 1998, primarily reflecting a $14.3 million decrease in federal funds sold. The decrease was primarily used to fund loan originations and purchases.

Term deposits at September 30, 1999 and December 31, 1998 were the same at $197,000. Trading account securities at September 30, 1999 amounted to $2.8 million. The Bank did not have trading account securities at December 31, 1998. Securities available for sale at September 30, 1999 increased $188,000 or 3.3% to $5.8 million when compared with $5.6 million at December 31, 1998, which resulted from purchases of $227,000 in securities available for sale sufficient to offset a net unrealized loss on such portfolio of $40,000. Investment securities held to maturity at September 30, 1999 and December 31, 1998 totalled $6.9 million. During the nine months ended September 30, 1999, proceeds from calls and maturities of investment securities held to maturity totalled $3.0 million, offset by purchases of $3.0 million.

Mortgage-backed securities held to maturity increased $18.9 million or 33.9% to $74.6 million at September 30, 1999 when compared to $55.7 million at December 31, 1998. The increase during the nine months ended September 30, 1999 resulted primarily from purchases of mortgage-backed securities of $37.1 million sufficient to offset repayments on mortgage-backed securities of $18.2 million

Net loans increased $26.3 million or 26.1% to $127.2 million at September 30, 1999 as compared to $100.9 million at December 31, 1998. The increase during the nine months ended September 30, 1999, resulted primarily from loan originations and purchases exceeding loan principal repayments.

Deposits at September 30, 1999 decreased $5.1 million to $169.7 million when compared with $174.8 million at December 31, 1998. During the third quarter of 1999, the Bank sold its deposits held at its Harrison, New Jersey branch office in the amount of $5.7 million, resulting in a gain of $423,000.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF CONSOLIDATED FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (CONT'D.)

At September 30, 1999, advances from Federal Home Loan Bank of New York ("FHLB") amounted to $38.0 million. Such advances were primarily used for the purchase of mortgage-backed securities held to maturity and funding of loan originations and purchases. The Bank did not have any outstanding advances from FHLB at December 31, 1998. At December 31, 1998, other borrowed money amounted to $455,000, which was paid-off on September 30, 1999.

Stockholders' equity totalled $23.7 million and $22.8 million at September 30, 1999 and December 31, 1998, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased $252,000 or 91.3% to $528,000 for the three months ended September 30, 1999 compared with $276,000 for the same 1998 period. The increase in net income during the 1999 period resulted from increases in total interest income and non-interest income which were partially offset by increases in total interest expense, non-interest expenses and income taxes.

Interest income on loans increased by $209,000 or 9.8% to $2.3 million during the three months ended September 30, 1999 when compared with $2.1 million during the same 1998 period. The increase during the 1999 period resulted from an increase of $20.8 million in the average balance of loans outstanding sufficient to offset a decrease of 77 basis points in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $152,000 or 18.0% to $996,000 during the three months ended September 30, 1999 when compared with $844,000 for the same 1998 period. The increase during the 1999 period resulted from an increase in the average balance of mortgage-backed securities outstanding of $15.6 million, which was sufficient to offset a decrease of 50 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, increased $26,000 or 16.1% to $187,000 during the three months ended September 30, 1999 when compared with $161,000 for the same 1998 period. The increase during the 1999 period resulted from a increase of $1.2 million in the average balance of investment securities outstanding along with an increase of 29 basis points in the yield earned on such securities. Interest earned on other interest-earning assets, which includes trading account securities, decreased by $84,000 or 34.9% to $157,000 during the three months ended September 30, 1999 when compared with $241,000 for the same 1998 period. The decrease during the 1999 period resulted from a decrease of $8.0 million or 48.3% in the average balance of other interest-earning assets outstanding partially offset by an increase of 151 basis points in the yield earned thereon.

Interest expense on deposits decreased $63,000 or 3.3% to $1.8 million during the three months ended September 30, 1999 when compared to $1.9 million during the same 1998 period. Such decrease during the 1999 period was attributable to a decrease of 35 basis points in the cost of interest-bearing deposits which more than offset an increase of $7.2 million in the average balance of interest-bearing deposits outstanding. Interest on advances and borrowed money amounted to $281,000 and $12,000 during the three months ended September 30, 1999 and 1998, respectively. The increase during the 1999 period resulted primarily from an increase of $20.2 million in the average balance of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONT'D.)

Net interest income increased $97,000 or 6.6% to $1.56 million during the three months ended September 30, 1999 when compared with $1.46 million during the same 1998 period. Such increase was due to an increase in total interest income of $303,000, which was sufficient to offset an increase in total interest expense of $206,000. The Bank's net interest rate spread decreased to 2.45% in 1999 from 2.66% in 1998. The decrease in the interest rate spread in 1999 resulted from a decrease of 45 basis points in the yield earned on interest-earning assets, which was more than sufficient to offset a 24 basis point decrease in the cost of interest-bearing liabilities.

During the three months ended September 30, 1999 and 1998, the Bank provided $25,000 and $26,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions.

Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At September 30, 1999 and 1998, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $632,000 or .27% of total assets and $1.2 million or .62% of total assets, respectively. At September 30, 1999 and 1998, all non-performing loans were on non-accrual status.

Non-interest income increased by $395,000 to $450,000 during the three months ended September 30, 1999 when compared to $55,000 during the same 1998 period. The increase during the 1999 period resulted from increases in fees and service charges of $20,000 and the gain on sale of a branch of $423,000, partially offset by a $48,000 decline in trading account income. During the three months ended September 30, 1999, the Bank purchased trading account securities of $551,000 and did not sell any securities. Unrealized losses on trading account securities totalled, however, $34,000. During the three months ended September 30, 1999, the Bank sold its deposits of $5.7 million held at its Harrison, New Jersey branch office at a gain of $423,000.

Non-interest expenses increased by $95,000, or 9.0%, to $1.15 million during the three months ended September 30, 1999 when compared with $1.05 million during the same 1998 period. During the 1999 period, increases in salaries and employee benefits, occupancy, advertising, federal insurance premium and miscellaneous expenses of $49,000, $40,000, $2,000, $1,000, and $33,000, respectively, were

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONT'D.)

partially offset by decreases in equipment and loss on real estate owned of $28,000 and $3,000, respectively, when compared with the same 1998 period. The increase in occupancy expense is largely the result of a new branch located at Bayville, New Jersey, which was opened during the first quarter of 1999. Equipment expenses during the 1998 period included the cost incurred in connection with the change in the Bank's outside computer service center.

Income taxes totalled $306,000 and $159,000 during the three months ended September 30, 1999 and 1998, respectively. The increase during the 1999 period resulted from an increase in pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased $171,000 or 23.5% to $899,000 for the nine months ended September 30, 1999 compared with $728,000 for the same 1998 period. The increase in net income during the 1999 period resulted from increases in total interest income and non-interest income combined with a decrease in provision for loan losses, which were partially offset by increases in total interest expense, non-interest expenses and income taxes.

Interest income on loans increased by $190,000 or 3.0% to $6.6 million during the nine months ended September 30, 1999 when compared with $6.4 million during the same 1998 period. The increase during the 1999 period resulted from an increase of $11.3 million in the average balance of loans outstanding sufficient to offset a decrease of 63 basis points in the yield earned on the loan portfolio. Interest on mortgage-backed securities increased $220,000 or 8.9% to $2.7 million during the nine months ended September 30, 1999 when compared with $2.5 million for the same 1998 period. The increase during the 1999 period resulted from an increase in the average balance of mortgage-backed securities outstanding of $10.1 million, which was sufficient to offset a decrease of 52 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $88,000 or 14.4% to $523,000 during the nine months ended September 30, 1999 when compared with $611,000 for the same 1998 period. The decrease during the 1999 period resulted from a 10 basis point decrease in the yield earned on such securities, accompanied by a decrease of $1.8 million in the average balance of investment securities outstanding. Interest earned on other interest-earning assets, which includes trading account securities, decreased by $70,000 or 11.5% to $541,000 during the nine months ended September 30, 1999 when compared with $611,000 for the same 1998 period. The decrease during the 1999 period resulted from a decrease of $1.2 million in the average balance of other interest-earning assets outstanding, along with a decrease of 19 basis points in the yield earned thereon.

Interest expense on deposits increased $15,000 or .3% to $5.66 million during the nine months ended September 30, 1999 when compared to $5.64 million during the same 1998 period. Such increase during the 1999 period was attributable to an increase of $11.4 million in the average balance of interest-bearing deposits outstanding, which was sufficient to offset a decrease of 30 basis points in the cost of interest-bearing deposits. Interest on advances and borrowed money amounted to $298,000 and $149,000 during the nine months ended September 30, 1999 and 1998, respectively. The increase during the 1999 period resulted primarily from an increase of $4.1 million or 134.1%, in the average balance of advances and borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONT'.D)

Net interest income increased $88,000 or 2.0% to $4.4 million during the nine months ended September 30, 1999 when compared with $4.3 million during the same 1998 period. Such increase was due to an increase in total interest income of $252,000, which was sufficient to offset an increase in total interest expense of $164,000. The Bank's net interest rate spread decreased to 2.44% in 1999 from 2.65% in 1998. The decrease in the interest rate spread in 1999 resulted from a decrease of 51 basis points in the yield earned on interest-earning assets, which was more than sufficient to offset a 30 basis point decrease in the cost of interest-bearing liabilities.

During the nine months ended September 30, 1999 and 1998, the Bank provided $86,000 and $89,000, respectively, for loan losses.

Non-interest income increased by $341,000 to $537,000 during the nine months ended September 30, 1999 when compared to $196,000 during the same 1998 period. The increase during the 1999 period resulted from increases in fees and service charges of $17,000 and a gain on sale of branch of $423,000 partially offset by a $100,000 decrease in trading account income. During the nine months ended September 30, 1999, the Bank purchased $7.1 million and sold $4.2 million in trading securities, resulting in a realized gains of $41,000, and recorded unrealized losses on trading account securities of $72,000. During the nine months ended September 30, 1998, the Bank purchased and sold securities of $14.8 million resulting in income of $69,000 from such trading.

Non-interest expenses increased by $140,000, or 4.3%, to $3.4 million during the nine months ended September 30, 1999 when compared with $3.2 million during the same 1998 period. During the 1999 period, increases in salaries and employee benefits, occupancy, advertising, federal insurance premium and miscellaneous expenses of $82,000, $92,000, $55,000, $4,000, and $92,000, respectively, were partially offset by decreases in equipment and loss on real estate owned of $178,000 and $6,000, respectively, when compared with the same 1998 period. The increase in occupancy expense is largely the result of a new branch located at Bayville, New Jersey, which was opened during the first quarter of 1999. Equipment expenses during the 1998 period included the cost incurred in connection with the change of the Bank's outside computer service center.

Income taxes totalled $573,000 and $453,000 during the nine months ended September 30, 1999 and 1998, respectively. The increase during the 1999 period resulted from an increase of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 30.0% during the month of September 1999. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $10.7 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 1999, advances from FHLB amounted to $38.0 million.

During the nine months ended September 30, 1999 and 1998, cash dividends paid on common stock amounted to $230,000 and $209,000, respectively. The mutual holding company waived its right to receive dividends. If the mutual holding company had not waived its right to receive dividends, the amount of such dividends, during the three and nine months ended September 30, 1999, would have been increased by $89,000 and $267,000, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 1999, the Bank had outstanding commitments to fund, originate and purchase loans of $29.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999, totalled $97.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its total adjusted assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 1999 as compared to the minimum regulatory capital requirements:

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                      Minimum Capital                Prompt Corrective
                                          Actual                        Requirements                 Actions Provisions
                                ----------------------------    -----------------------------   -----------------------------
                                   Amount          Ratio           Amount           Ratio          Amount           Ratio
                                -------------    -----------    --------------   ------------   --------------   ------------
                                                                   (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)        $ 23,546         21.99%           $ 8,566          8.00%         $ 10,707         10.00%

Tier 1 Capital
 (to risk-weighted assets)          22,503         21.02%                -              -             6,424          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)         22,503          9.66%             9,318          4.00%           11,648          5.00%

Tangible Capital
 (to adjusted total assets)         22,503          9.66%             3,494          1.50%               -             -

                                                        12

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's computer programs that would have date sensitive software may recognize a date during "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things a temporary inability to process transactions, or engage in similar normal business activities.

The Bank has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Mission critical hardware and software has been deemed Year 2000 compliant. Modifications to update or replace non-critical non-compliant software is scheduled to begin on November 16, 1999 and is estimated to be completed by November 30, 1999. The Bank presently believes that with modifications to existing software and conversion to new software, the year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue may have a material impact on the operations of the Bank.

The Bank has included and continues to include, Year 2000 verbiage requirements in its loan documentation for large borrowers since the third quarter of 1998. Given the composition of the Bank's loan portfolio which consists primarily of loans on residential properties but also includes some commercial and mixed use properties, the Bank does not believe that it has a material amount of loans to individuals or entities that are susceptible to Year 2000 issues such that their noncompliance with year 2000 issues will materially affect their ability to repay such loans.

The Bank has also initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Bank is vulnerable to those third parties' failure to remediate their own Year 2000 issues. All third parties have indicated their compliance or intended compliance. The Bank is in the process of reviewing the Year 2000 compliance of its third party data processing vendor. The vendor has completed both proxy and end to end testing with the Bank and also with other third party providers of services to the Bank with minor exceptions. The Bank completed testing with this vendor on October 3, 1999.

At this time, the Bank is not aware of any problems that will lead to a material loss of revenue related to Year 2000 issue. The Bank is in the process of determining the costs and time associated with the Year 2000 project. The Bank does not expect the total cost of the Year 2000 project to have a material adverse impact on the financial condition or operations of the Bank. To date, the Bank has incurred approximately $8,700 related to the assessment of, and preliminary efforts in connection with its Year 2000 project and the development of a remediation plan. It is anticipated that additional costs related to Y2K compliance will not exceed $15,000. These amounts do not include internal Y2K-related costs which are primarily payroll costs which are not separately tracked. Because the Bank depends substantially on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of the Bank's business and could have a material adverse financial impact on the Bank. Failure to resolve Year 2000 issues presents the following risks to the Bank, which it believes reflects its most reasonably likely worst-case scenario: the Bank could lose customers to other financial institutions, resulting in a loss of revenue, if the Bank's third-party service
                                       13

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

IMPACT OF THE YEAR 2000 ISSUE (CONT'D.)

bureau is unable to properly process customer transactions; governmental agencies, such as the Federal Reserve Bank, and correspondent institutions could fail to provide funds to the Bank, which could materially impair the Bank's liquidity and affect the Bank's ability to fund loans and deposit withdrawals; concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances could result in the Bank experiencing deposit outflows before December 31, 1999; and the Bank could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. There can be no assurances that the Bank's Year 2000 plan will effectively address the Year 2000 issue, that the bank's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Bank or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Bank's business, financial condition or results of operations.

The Bank has prepared a contingency plan in the event that there are any system interruptions. The contingency plan was tested during the third quarter of 1999 and the results of such testing were satisfactory. As part of the contingency plan, the Bank intends to engage alternative suppliers or other vendors if its current significant suppliers or other vendors fail to meet Year 2000 operating requirements. There can be no assurances, however, that such plan or the performances by any of the Bank' suppliers and vendors will be effective to remedy all potential problems.

PENDING LEGISLATION

Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

MANAGEMENT OF INTEREST RATE RISK

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would result in a decrease in net interest income.

Because the Bank's interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a positive effect on net interest income.

The Bank's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio is concentrated in U.S. Treasury and federal government agency securities providing high asset quality to the overall balance sheet mix. Securities classified as available for sale provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

NET PORTFOLIO VALUE

The Bank's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Bank's quarterly Thrift Financial Reports. The following table sets forth the Bank's NPV as of June 30, 1999, the most recent date the Bank's NPV was calculated by the OTS.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

                                                               NVP as
                                                        Percent of Portfolio
 Changes in              Net Portfolio Value              Value of Assets
Interest Rates    --------------------------------   -------------------------
in Basis Points               Dollar     Percent      NVP            Change
 (Rate Shock)      Amount     Change     Change       Ratio       Basis Points
 ------------     --------   --------  ----------    -------      ------------
                (Dollars in Thousands)

     300          $ 13,982    $10,923      (44)        7.31 %       (491)
     200            17,906      6,999      (28)        9.14         (307)
     100            21,656     (3,250)     (13)       10.82         (139)
   Static           24,905          -        -        12.22           -
    -100            27,384      2,479       10        13.23          102
    -200            29,441      4,536       18        14.04          183
    -300            31,727      6,821       27        14.91          270


Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

                      PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.

ITEM 5. OTHER INFORMATION
        -----------------

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)      Exhibits:
        3.1      Stock Charter of Pulaski Bancorp, Inc. *
        3.2      Bylaws of Pulaski Bancorp, Inc. *
        4.0      Form  of  Common  Stock  Certificate  *
       11.0      Computation of earnings per share
       27.0      Financial Data Schedule


     * Incorporated herein by reference into this document from the Exhibits to the Current Report on Form 8-K, filed July 12, 1999.

        (b)      Reports on form 8-K:

        On July 12, 1999, the Company filed a Form 8-K, reporting the completion of the Pulaski Savings Bank's reorganization into the two-tier mutual holding company structure and the conversion of all of the outstanding shares of Pulaski Savings Bank's common stock into shares of Pulaski Bancorp, Inc. common stock.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PULASKI BANCORP, INC.





Date:   November 12, 1999             By  /s/ Thomas Bentkowski
    -------------------------------       --------------------------------------
                                          Thomas Bentkowski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:   November 12, 1999             By: /s/ Lee Wagstaff
    -------------------------------       --------------------------------------
                                          Lee Wagstaff
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)