Form 10-K
period 1999-12-31
PULASKI BANCORP INC
filed 2000-03-29
CIK 1089624

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 of the
                   Securities Exchange Act of 1934, as amended

                   For the fiscal year ended December 31, 1999

                          Commission File No.: 0-26681


                              PULASKI BANCORP, INC.
             (exact name of registrant as specified in its charter)

              United States                                22-3652847
         (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
         incorporation or organization)


               130 Mountain Avenue, Springfield, New Jersey 07081
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (973) 564-9000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [ ].

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing price of its Common Stock on March 1, 2000, as quoted on the Nasdaq SmallCap Market, was approximately $5,909,000. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.

         The number of shares of Common Stock outstanding as of March 1, 2000 is: 1,980,588.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K.

        Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX


PART I                                                                      PAGE
                                                                            ----

         Item 1.     Description of Business.................................1

         Additional Item.  Executive Officers of the Registrant..............34

         Item 2.     Properties..............................................35

         Item 3.     Legal Proceedings.......................................36

         Item 4.     Submission of Matters to a Vote of Security Holders.....36


PART II

         Item 5.     Market for Common Equity and Related Stockholders
                     Matters.................................................36

         Item 6.     Selected Financial Data.................................36

         Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................36

         Item 7A.    Quantitative and Qualitative Disclosures About
                     Market Risk.............................................36

         Item 8.     Financial Statements and Supplementary Data.............36

         Item 9.     Changes in and Disagreements With Accountants
                     on Accounting and Financial Disclosure..................36

PART III

         Item 10.    Directors and Executive Officers of the Registrant......37

         Item 11.    Executive Compensation..................................37

         Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management..........................................37

         Item 13.    Certain Relationships and Related Transactions..........37

PART IV

         Item 14.    Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.............................................37

SIGNATURES...................................................................39

                                     PART I

Item 1.  Description of Business

General

         On July 12, 1999, Pulaski Savings Bank (the "Bank") reorganized into a two-tier mutual holding company structure pursuant to an Agreement and Plan of Reorganization which was unanimously adopted by the Board of Directors of the Bank on January 28, 1999 ("Plan of Reorganization") and approved by the shareholders of the Bank on April 23, 1999. Under the Plan of Reorganization (the "Reorganization"), the Bank became a wholly owned subsidiary of Pulaski Bancorp, Inc. (the "Company"), a federally chartered stock holding company, a majority of the Common Stock of which is now owned by the Pulaski Bancorp, M.H.C. (the "MHC"), the Bank's parent mutual holding company. In the Reorganization, each outstanding share of Bank common stock was converted into one share of Company common stock and the holders of Bank common stock became the holders of all of the outstanding shares of Company common stock. Accordingly, as a result of the Reorganization, the Bank's minority stockholders, became minority stockholders of the Company and the Bank's majority stockholder, the MHC, became the majority stockholder of the Company.

         The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 1999, the Company had total assets of $236.6 million, total deposits of $169.0 million and total stockholders' equity of $23.8 million.

         The Bank was originally organized in 1943 as a New Jersey-chartered savings and loan association and, in 1995, became a federally-chartered savings bank. The Bank conducts business from its administrative/branch office located in Springfield, New Jersey and its five other branch offices located in the municipalities of Bayville, Irvington, Milltown, Spotswood and Toms River, New Jersey. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers and investing those funds primarily in mortgage loans secured by one- to four-family residences located within its primary market area. To a significantly lesser extent, the Bank invests in home equity, multi-family, commercial real estate, construction and development, and consumer loans. The Bank generally retains for its portfolio all one- to four-family mortgage loans which it originates.

         The Company's and Bank's executive office is located at 130 Mountain Avenue, Springfield, New Jersey 07081 and its telephone number is (973) 564-9000.

Market Area and Competition

         The Bank has been, and intends to continue to be, a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through its administrative and branch office located in Springfield, New Jersey, and five branch offices located in Bayville, Irvington, Milltown, Spotswood and Toms River, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Essex, Union, Middlesex, Monmouth and Ocean Counties and a portion of Hudson County consisting of the municipalities of East Newark, Kearny and Harrison, New Jersey.

         The economy in the Bank's primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is also home to commuters working in the greater New York City metropolitan area.

         The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial service institutions such as brokerage firms and insurance companies.

Analysis of Net Interest Income

         Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         Average Balance Sheet. The following table sets forth certain information relating to the Bank for the years ended December 31, 1999, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                              Year Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                          1999                           1998                           1997
                                             -----------------------------    -------------------------   --------------------------
                                             Average                Yield/    Average            Yield/   Average             Yield/
                                             Balance    Interest     Cost     Balance Interest    Cost    Balance   Interest   Cost
                                             -------    --------     ----     ------- --------    ----    -------   --------   ----
                                                          (Dollars in thousands)
Assets:
   Interest-earning assets:
      Loans receivable ............          $117,064   $  9,188     7.85%   $100,748  $ 8,539    8.48%   $99,617  $  8,337    8.37%
      Investment securities (1)....            12,259        716     5.84      13,369      760    5.68     13,520       839    6.21
      Mortgage-backed securities...            65,326      3,832     5.87      53,588    3,219    6.01     45,573     2,974    6.53
      Other interest-earning assets (2)        11,657        655     5.62      14,991      908    6.06      9,766       552    5.65
                                             --------   --------             --------  -------            -------  --------
         Total interest-earning assets        206,306     14,391     6.98     182,696   13,426    7.35    168,476    12,702    7.54

      Noninterest-earning assets...             7,576                6.97       7,853                       6,672
                                             --------                        --------                    --------
         Total assets..............          $213,882                        $190,549                    $175,148
                                             ========                        ========                    ========

Liabilities and Stockholders' Equity:
   Interest-bearing liabilities:
      Interest-bearing deposits:
         Demand deposits...........         $  23,538   $   728      3.09    $ 16,724     496    2.97    $ 11,573       279    2.41
         Savings and club accounts.            26,432       606      2.29      25,942     585    2.26      27,127       653    2.41
         Certificates of deposit...           120,312     6,137      5.10     118,406   6,550    5.53     112,617     6,158    5.47
                                             --------   --------             --------  -------            -------  --------
            Total interest-bearing deposits   170,282     7,471      4.39     161,072   7,631    4.74     151,317   $ 7,090    4.69
      Borrowed money...............            15,268       846      5.54       2,480     159    6.41       3,565       257    7.21
                                             --------   --------             --------  -------            -------  --------
         Total interest-bearing liabilities   185,550     8,317      4.48     163,552   7,790    4.76     154,882     7,347    4.74

   Non-interest-bearing liabilities             5,125                           4,726                       1,625
         Total liabilities.........           190,675                         168,278                     156,507
   Stockholders' equity............            23,207                          22,271                      18,641
                                             --------                        --------                    --------
       Total liabilities and stockholders'
          equity....................         $213,882                        $190,549                    $175,148
                                             ========                        ========                    ========
   Net interest income/interest
      rate spread..................                    $  6,074      2.49%           $  5,636     2.59%            $  5,355    2.80%
                                                       ========      ====            ========     ====             ========    ====
   Net interest-earning assets/net yield
       on interest-earning assets...         $ 20,756                         19,144                       13,594             3.18%
                                             ========                         ======                       ======             ====
   Ratio of average interest-earning
      assets to average interest-
      interest-bearing liabilities.              1.11x                          1.12x                        1.09x
                                                 ====                           ====                         ====

----------------------------
(1) Includes securities available for sale and investment securities held to maturity.
(2) Includes interest-earning deposits in other banks, investments held for sale, Federal funds sold and FHLB-NY stock.

         Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in volume and rate.


                                                                     Year Ended December 31,
                                           ------------------------------------------------------------------------
                                                     1999 vs. 1998                           1998 vs. 1997
                                           --------------------------------        --------------------------------
                                              Increase/(Decrease) Due to              Increase/(Decrease) Due to
                                           --------------------------------        --------------------------------
                                           Volume        Rate         Total        Volume        Rate         Total
                                           ------        ----         -----        ------        ----         -----
                                                                         (In thousands)
Interest income:
   Loans receivable.................       $1,315        $(666)       $ 649        $  94         $108          $202
   Investment securities............          (65)          21          (44)          (9)         (79)          (79)
   Mortgage-backed securities.......          690          (77)         613          495         (250)          245
   Other interest-earning assets....         (191)         (62)        (253)         313           43           356
                                         ---------     --------      -------        ----       ------          ----
      Total.........................        1,749         (784)         965          893         (178)          724
                                          -------       -------      ------         ----        ------         ----

Interest expense:
   Demand deposits..................          211           21          232          143           74           217
   Savings and club accounts........           12            9           21          (28)         (40)          (68)
   Certificates of deposit..........          104         (517)        (413)         323           69           392
   Borrowed money...................          711          (24)         687          (72)         (26)          (98)
                                         --------      --------      ------       -------      -------        ------
      Total.........................        1,038         (511)         527          366           77           443
                                          -------       -------      ------        -----      -------          ----

Net change in net interest income...      $   711        $(273)       $ 438         $527        $(255)         $281
                                          =======        =====        =====         ====        ======         ====

Lending Activities

         Loan Portfolio Composition. The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1999, the Bank had total loans receivable of $156.2 million, of which $100.1 million were one- to four-family, residential mortgage loans, equaling 64.1% of the Bank's total loans receivable. At such date, the remainder of the Bank's loan portfolio consisted of: $6.6 million of second mortgage loans, or 4.2% of total loans receivable; $3.0 million of equity lines of credit, or 1.9% of total loans receivable; $2.5 million of multi-family residential loans, or 1.6% of total loans receivable; $7.0 million of commercial real estate loans, or 4.5% of total loans receivable; $36.9 million of construction and development loans, or 23.6% of total loans receivable; and $127,000 of consumer loans, or 0.1% of total loans receivable, consisting of loans on deposit accounts. At December 31, 1999, 35.7% of the Bank's mortgage loans had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index.

         The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), and legislative tax policies.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                                At December 31,
                                         -------------------------------------------------------------------------------------------
                                                 1999                    1998                   1997                     1996
                                         ---------------------   ---------------------  ---------------------   --------------------
                                                      Percent                Percent                 Percent                Percent
                                           Amount    of Total     Amount     of Total     Amount     of Total    Amount     of Total
                                         ----------  ---------   ---------  ----------  ----------  ---------   -----------  -------
                                                                                         (Dollars in thousands)
Mortgage Loans:
  Residential:
    One- to four-family................    $100,110     64.09%    $ 78,110      67.40%   $  84,006     74.93%    $87,506     85.03%
    Multi-family.......................       2,501       1.60       2,903        2.51       2,726       2.43      2,510       2.44
    Second mortgage....................       6,576       4.21       4,831        4.17       3,798       3.39      3,164       3.07
    Home equity lines..................       3,028       1.94       2,168        1.87       1,275       1.14      1,865       1.81
  Commercial real estate...............       6,968       4.46       3,689        3.18       3,811       3.40        991       0.96
  Construction and development.........      36,901      23.62      23,898       20.62      16,408      14.63      6,757       6,57
                                         ----------    -------   ---------     -------    --------      -----  ---------     ------
      Total mortgage loans.............     156,084      99.92     115,599       99.75     112,024      99.92    102,793      99.88
                                          ---------    -------    --------     -------     -------      -----    -------      -----
Consumer Loans:
    Passbook or account................         127       0.08         286        0.25          91       0.08        124       0.12
                                         ------------ --------   -----------   -------  -----------   -------  ---------    -------
  Total loans receivable...............     156,211     100.00%    115,885      100.00%    112,115     100.00%   102,917     100.00%
                                                        ======                  ======                 ======                ======
  Less:
    Allowance for loan losses..........       1,135                  1,022                      913                  844
    Loans in process...................      19,760                 13,143                    7,823                4,599
    Deferred loan fees.................         794                    826                    1,167                1,216
                                         ------------            ------------             ---------             ---------
  Loans receivable, net................    $134,522               $100,894                 $102,212              $96,258
                                           ========               ========                 ========              =======

                                               -----------------------
                                                        1995
                                               -----------------------
                                                             Percent
                                                 Amount      of Total
                                               -----------  ----------
Mortgage Loans:
  Residential:
    One- to four-family................         $ 91,469       92.16%
    Multi-family.......................              772        0.78
    Second mortgage....................            1,810        1.82
    Home equity lines..................            1,741        1.75
  Commercial real estate...............            1,351        1.36
  Construction and development.........            1,933        1.95
                                                --------      ------
      Total mortgage loans.............           99,076       99.82
                                                --------      ------
Consumer Loans:
    Passbook or account................              178        0.18
                                                --------     -------
  Total loans receivable...............           99,254      100.00%
                                                              ======
  Less:
    Allowance for loan losses..........              846
    Loans in process...................            1,597
    Deferred loan fees.................            1,206
                                                --------
  Loans receivable, net................         $ 95,605
                                                ========


         Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1999. The table does not include the effect of future principal prepayments.

                                                                                At December 31, 1999
                                               ------------------------------------------------------------------------------------
                                                 One- to                                              Construction
                                                 Four-      Multi-   Second      Equity   Commercial     and                   Total
                                                 Family     Family   Mortgages   Lines    Real Estate Development  Consumer    Loans
                                                 ------     ------   ---------   -----    -----------------------  --------    -----
                                                                                  (In thousands)
Amounts due:
    One year or less .......................   $     70   $   --     $     13   $   --     $   --     $ 22,146   $    127   $ 22,356
    After one year:
       More than one year to three years ...        717        147        123         53        408     14,755       --       16,203
       More than three years to five years .      1,908       --          879        148       --         --         --        2,935
       More than five years to 10 years ....     13,336        342      2,039        217      4,375       --         --       20,309
       More than 10 years to 20 years ......     20,056        788      3,522       --        2,185       --         --       26,551
       More than 20 years ..................     64,023      1,224       --        2,610       --         --         --       67,857
                                               --------   --------   --------   --------   --------   --------   --------   --------

    Total due after one year ...............    100,040      2,501      6,563      3,028      6,968     14,755       --      133,855
                                               --------   --------   --------   --------   --------   --------   --------   --------

    Total due ..............................   $100,110   $  2,501   $  6,576   $  3,028   $  6,968   $ 36,901   $    127    156,211
                                               ========   ========   ========   ========   ========   ========   ========   ========
          Less:
              Loans in process..............                                                                                  19,760
              Deferred loan fees............                                                                                     794
              Allowance for loan losses.....                                                                                   1,135
                                                                                                                             -------

       Loans receivable, net..................                                                                              $134,522
                                                                                                                            ========

         The following table sets forth at December 31, 1999, the dollar amount of all loans contractually due after December 31, 2000, and whether such loans have fixed or adjustable interest rates.

                                                  Due after December 31, 2000
                                            ------------------------------------
                                             Fixed       Adjustable       Total
                                            --------      --------     ---------
                                                      (In thousands)
Mortgage loans:
   One- to four-family ...............      $ 87,085      $ 12,955      $100,040
   Multi-family ......................           974         1,527         2,501
   Second mortgages ..................         6,563          --           6,563
   Equity lines ......................          --           3,028         3,028
   Commercial real estate ............         4,080         2,888         6,968
   Construction and development ......          --          14,755        14,755
                                            --------      --------      --------
     Total mortgage loans ............        98,702        35,153       133,855
Consumer loans .......................          --            --            --
                                            --------      --------      --------
       Total loans ...................      $ 98,702      $ 35,153      $133,855
                                            ========      ========      ========

         Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its administrative and branch office in Springfield, New Jersey. All loans originated by the Bank, either through internal sources or through loan correspondents are underwritten by the Bank pursuant to the Bank's policies and procedures. Although the Bank is not an approved FNMA or FHLMC lender, the Bank's internal underwriting policies, guidelines and procedures are modeled after those of FNMA and FHLMC. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio.

         During the years ended December 31, 1999 and 1998, the Bank originated $32.3 million and $10.6 million, respectively, of fixed-rate and adjustable-rate one- to four-family loans, all of which were retained by the Bank. Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, purchased loans or participated in loans, primarily multi-family and commercial real estate mortgage loans. During the year ended December 31, 1999, the Bank purchased or acquired new participations in the amount of $12.2 million. The Bank has purchased loans from correspondent financial institutions which were underwritten pursuant to the Bank's policies, and closed in the name of correspondent financial institution but assigned to the Bank for its own portfolio.

         The following table sets forth the Bank's loan originations, purchases and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.

                                                     Years Ended December 31,
                                              ----------------------------------
                                                1999        1998          1997
                                              --------     ---------    --------
                                                       (In thousands)
Beginning balance .......................     $115,885     $112,115     $102,917
   Loans originated(1):
    Mortgage loans:
       One- to four-family ..............       32,332       10,647        7,998
       Multi-family .....................          373          216          248
       Second mortgages .................        2,834        2,207        1,427
       Equity lines .....................        2,835        3,300          899
       Commercial real estate ...........        4,093          625        2,887
       Construction and development .....       19,328       15,078       12,900
                                              --------     --------     --------
           Total mortgage loans .........       61,795       32,073       26,359
    Consumer loans:
       Passbook loans ...................           78          360          142
                                              --------     --------     --------
    Total loans originated ..............       61,873       32,433       26,501
                                              --------     --------     --------
           Total ........................      177,758      144,548      129,418

Less:
    Principal repayments and other, net .       21,514       28,535       17,236
    Transfer of mortgage loans to REO ...           33          128           67
                                              --------     --------     --------
Ending balance ..........................     $156,211     $115,885     $112,115
                                              ========     ========     ========

--------

(1)    Includes loan participations purchased.

         One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans ("ARM") secured by one- to four-family residences with maturities of up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are generally obtained from the Bank's in-house loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At December 31, 1999, one- to four-family mortgage loans totalled $109.7 million, or 70.2% of the Bank's total loans receivable, which includes $6.6 million of fixed rate second mortgage loans and $3.0 million of adjustable rate home equity lines of credit. Of the Bank's mortgage loans secured by one- to four-family residences, $93.6 million, or 85.3%, were fixed-rate loans.

         The Bank originates all mortgage loans for its own portfolio. The Bank's fixed-rate mortgage loans currently are made for terms from 10 to 30 years. The Bank also offers ARM loan programs with interest rates which adjust every one or three years. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate adjustment on these loans is indexed to the applicable one- or three-year U.S. Treasury CMT Index with a repricing margin of 2.75% above the index.

The Bank also offers a one-year ARM program that can be converted into a fixed-rate loan one time during the second through fifth years of the loan. The Bank charges a fee if such conversion feature is exercised.

         The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 90% of the appraised value or selling price if private mortgage insurance is obtained, with the exception of certain loans secured by condominium units (which require a 65% loan-to-value ("LTV") ratio) and loans originated pursuant to the Bank's Affordable Housing Program and first-time homebuyers program (which allow for a 95% LTV ratio). Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

         The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risk associated with the Bank's adjustable-rate loans but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

         In an effort to provide financing for moderate income and first-time home buyers, the Bank offers its own Affordable Housing Program and first-time home buyers program. These programs offer single- family residential mortgage loans to qualified individuals. These loans are offered with fixed rates of interest and with terms of up to 30 years. Such loans must be secured by a one- to four-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced interest rates and loan fees. Such loans are originated in amounts up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is normally required. With respect to loans originated under these programs, because the Bank typically charges a lower rate of interest, lower mortgage origination fees or a discount on closing costs on such loan programs, the Bank expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans.

         Equity Lines of Credit and Second Mortgage Loans. The Bank offers equity lines of credit and second mortgage loans in amounts of up to $300,000. The Bank's second mortgage loans are secured by second liens on one- to four-family residences located in the Bank's primary market area. These loans are typically shorter term and generally have higher interest rates than one- to four-family first mortgage loans. Generally, the maximum combined LTV ratio on second mortgage loans is 80%; however, with respect to loans secured by condominium units, the Bank will allow a combined LTV ratio of only 65%. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest which rates will vary depending on the amortization period chosen by the borrowers. At December 31, 1999, second mortgage loans secured by one- to four-family residential properties totalled $6.6 million, or 4.2% of the Bank's total loans receivable. Equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as published in The Wall Street Journal. These loans generally have an 18% lifetime limit on interest rates. At December 31, 1999, the Bank had $7.1 million of equity lines of credit, of which $3.0 million was drawn upon such loans at such date. The underwriting standards employed by the Bank for home equity loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.
Creditworthiness of the applicant and value of underlying collateral are of primary considerations.

         Multi-Family and Commercial Real Estate Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 75% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at December 31, 1999 was $3.6 million. The Bank currently originates multi-family and commercial real estate loans, generally with terms of up to 25 years. The Bank's multi-family and commercial real estate loans have fixed and adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal or the U.S. Treasury Bill. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 120%. In addition, environmental impact surveys are required for all multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances. In order to meet diversification needs in its portfolio and to take advantage of market opportunities, the Bank will, from time to time, participate in loans originated and serviced by other financial institutions. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank's multi- family real estate loan portfolio at December 31, 1999 was $2.5 million, or 1.6%, of total loans receivable and the Bank's commercial real estate loan portfolio at such date was $7.0 million, or 4.5% of total loans receivable. The largest multi-family or commercial real estate loan in the Bank's portfolio at December 31, 1999 was a $1.8 million loan on an office building located in Springfield, New Jersey.

         Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

         Construction and Development Lending. The Bank originates construction and development loans exclusively for the development of one- to four-family residences and multi-family real estate properties. Such loans are made principally to individuals building their primary residence and to licensed and experienced developers known to the Bank in its primary market area for the construction of single and multi-family developments. The Bank generally does not originate loans secured by undeveloped land. Construction and development loans are originated in amounts up to 80% of the lesser of the appraised value of the property, as improved, or the sales price. Such loans are offered with one to two year terms and adjustable interest rates which adjust monthly and float at margins which are generally 1% to 2% above the Citibank, New York prime rate. Proceeds of construction and development loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Bank's largest construction and development loan at December 31, 1999 was a performing loan with a gross loan amount of $3.1 million with a carrying balance of $2.9 million secured by an 18 unit residential development tract located in Chester Township, Morris County, New Jersey. At December 31, 1999, the Bank had $36.9 million of construction and development loans which amounted to 23.6% of the Bank's total loans receivable.

         Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

         Consumer Lending. Consumer loans at December 31, 1999 amounted to $127,000, or 0.08% of the Bank's total loans receivable, and consisted solely of passbook or account loans. Such loans are generally originated in the Bank's primary market area and generally are secured by deposit accounts.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. With the exception of equity lines of credit, second mortgage and consumer loans in amounts which do not exceed $75,000, all loans originated by the Bank require the approval of the Board of Directors. Equity lines of credit, second mortgage and consumer loans in amounts up to $75,000 may be approved by the Bank's Chief Executive Officer, Chief Lending Officer or Senior Lending Officer. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of the regulatory limits.

Delinquent Loans, Classified Assets and Real Estate Owned

         Delinquencies and Classified Assets. Reports listing all delinquent loans are generated and reviewed by management on a monthly basis and the loans delinquent in excess of 90 days, special mention loans and all REO are reported to the Board of Directors for their review. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first delinquent. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

         Federal regulations and the Bank's Asset Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

         The Bank reviews and classifies its assets on an ongoing basis and the Board of Directors reviews the results of the reports on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 1999, the Bank had $890,000 of assets designated as Substandard, and no assets designated as Doubtful or Loss. At December 31, 1999, the largest loan designated as Substandard had a carrying balance of $225,000 and was secured by a one-to-four-family property.

         At December 31, 1999, 1998 and 1997, delinquencies in the Bank's loan portfolio were as follows:


                                              At December 31, 1999                    At December 31, 1998
                                     ---------------------------------------  ----------------------------------------
                                      60-89 Days           90 Days or More        60-89 Days         90 Days or More
                                     -------------------  ------------------  ------------------  --------------------
                                     Number    Principal  Number    Principal  Number   Principal  Number    Principal
                                     of Loans  Balance    of Loans   Balance   of Loans  Balance   of Loans  Balance
                                     --------  -------    --------  --------  --------  --------  -------- -----------
                                                                                    (Dollars in thousands)
Loans:
   One- to four-family..........          2     $138         8      $676         3      $199         9       $930
   Construction and development.         --       --        --        --        --        --        --         --
    Total loans                           2     $138         8      $676         3      $199         9       $930
                                        ===     ====        ==      ====       ===      ====       ===       ====
Delinquent loans to total
    loans.......................                0.09%              0.43%                .17%                 .80%
                                                ----               ----                 ---                  ---

                                            At December 31, 1997
                                   -----------------------------------------
                                        60-89 Days          90 Days or More
                                   -------------------   -------------------
                                   Number    Principal   Number    Principal
                                   of Loans   Balance    of Loans   Balance
                                   --------   --------   --------   --------

Loans:
   One- to four-family..........         9       $578         12       $891
   Construction and development.        --        ---        ---         --
   Total loans                           9       $578         12       $891
                                        ==       ====         ==       ====
Delinquent loans to total
    loans.......................                  .52%                  .79%
                                                  ===                   ===

         Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. At December 31, 1999, REO totalled $50,000 and consisted of one residential property. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the fiscal years ended December 31, 1999, 1998 and 1997, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $51,000, $54,000 and $57,000, respectively.

                                                                            At December 31,
                                                    ---------------------------------------------------------------
                                                     1999          1998          1997          1996          1995
                                                     ----          ----          ----          ----          ----
                                                                    (Dollars in thousands)
Non-accrual loans:
  Mortgage loans:
    One- to four-family.....................          $676         $  930         $891         $1,169        $1,146
    Construction and development............            --             --           --            159           158
    Other loans.............................            --             --           --             --            --
                                                    ------       --------       ------      ---------       -------
      Total mortgage loans..................           676            930          891          1,328         1,304
    Real estate owned, net(1)...............            50            131           69            145            77
                                                    ------       --------       ------       --------        ------
    Total non-performing assets.............          $726         $1,061         $960         $1,473        $1,381
                                                      ====         ======         ====         ======        ======
Allowance for loan losses as a
  percent of total loans....................         0.73%          0.88%        0.81%          0.82%         0.85%
Allowance for loan losses as a
  percent of non-performing loans(2)........       167.90%        109.89%      102.47%         63.55%        64.88%
Non-performing loans as a
  percent of total loans(2).................         0.43%          0.80%        0.79%          1.29%         1.31%
Non-performing assets as                             0.31%          0.53%        0.53%          0.92%         0.82%
  a percent of total assets(3)..............

(1)   REO balances are shown net of related valuation allowances.
(2) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(3)   Non-performing assets consist of non-performing loans and REO.


         At December 31, 1999, 1998 and 1997, total impaired loans were $460,000, $782,000 and $566,000, respectively, and the related allowance for loan losses amounted to $41,000, $54,000 and $45,000, respectively. All impaired loans are real estate mortgage loans which have been measured for impairment using the fair value of the collateral method. During the fiscal years 1999, 1998 and 1997, the average recorded value of impaired loans was $465,000, $596,000 and $522,000, respectively. For these loans $28,000, $42,000 and
$63,000 of interest income was recognized.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1999, and 1998, the Bank's allowance for loan losses was 0.73% and 0.88%, respectively, of total loans receivable. The Bank had non-accrual loans of $676,000 at December 31, 1999. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table sets forth the Bank's allowance for loan losses at the dates indicated:

                                                           At or For the Years Ended December 31,
                                         --------------------------------------------------------------------------
                                             1999            1998            1997           1996            1995
                                             ----            ----            ----           ----            ----
                                                                      (In thousands)
Balance at beginning of period......         $1,022          $  913            $844           $846             $903
Provision for loan losses...........            113             114             168            107               87
Charge-offs:
  Mortgage loans:
   One -to-four-family..............             --               5             125            114              131
   Other loans......................             --              --              --             --               13
                                             ------          ------            ----           ----             ----
   Total charge-offs................             --               5             125            114              144
Recoveries..........................             --              --              26              5               --
                                             ------          ------            ----           ----             ----
Balance at end of period............         $1,135          $1,022            $913           $844             $846
                                             ======          ======            ====           ====             ====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the
  period............................             --            0.01%           0.13%          0.12%            0.14%


          The following table sets forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                         At December 31,
                              ----------------------------------------------------------------------------------------------
                                         1999                               1998                           1997
                              ------------------------------   ------------------------------   ----------------------------
                                                     Percent                         Percent                       Percent
                                                    of Loans                         of Loans                      of Loans
                                     Percent of     in Each              Percent of   in Each         Percent of   in Each
                                      Allowance     Category             Allowance  Category            Allowance  Category
                                       to Total     to Total              to Total   to Total           to Total    to Total
                              Amount  Allowance       Loans     Amount    Allowance   Loans     Amount  Allowance    Loans
                              ------  ---------       -----     ------    ---------   -----     ------  ---------    -----
                                                                              (Dollars in thousands)
Mortgages:
    Residential (1)          $  602       53.04%      71.84%    $ 553       54.11%    75.95%   $  421       46.11%    81.89%
    Commercial real
       estate ........           93        8.19        4.46       108       10.57      3.18       153       16.76      3.40
    Construction and .
       Development ...          440       38.77       23.62       361       35.32     20.62       339       37.13     14.63
       Total .........        1,135      100.00       99.92     1,022      100.00     99.75       913      100.00     99.92
Consumer .............           --          --        0.08        --          --      0.25        --          --      0.08
    Total allowance
       for loan losses       $1,135      100.00%     100.00%   $1,022      100.00%   100.00%   $  913      100.00%   100.00%
                             ======      ======      ======    ======      ======    ======    ======      ======    ======
                            ------------------------------------------------------------
                                       1996                             1995
                            ----------------------------   ------------------------------
                                                 Percent                          Percent
                                                of Loans                         of Loans
                                    Percent of  in Each             Percent of   in Each
                                    Allowance  Category             Allowance   Category
                                    to Total    to Total            to Total     to Total
                             Amount  Allowance   Loans      Amount   Allowance    Loans
                             ------  ---------   -----      ------   ---------    -----
Mortgages:
    Residential (1)          $  656     77.73%     92.35%   $  720       85.11%    96.51%
    Commercial real
       estate ........           59      6.99       0.96        97       11.47      1.36
    Construction and
       Development ...          129     15.28       6.57        29         3.42      1.95
       Total .........          844    100.00      99.88       846       100.00     99.82
Consumer .............          --         --       0.12        --           --      0.18
    Total allowance
       for loan losses       $  844    100.00%    100.00%   $  846       100.00%   100.00%
                             ======    ======     ======    ======       ======    ======

-------------
(1) Includes multi-family loans, second mortgage loans and home equity lines of credit.

         Real Estate Owned. At December 31, 1999, the Bank had $50,000 of real estate owned consisting of one residential real estate property. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conducts inspections on foreclosed properties.

Investment Activities

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

         The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow. The Bank has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, the Bank has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. The substantial majority of the Bank's investment and mortgage-backed securities are held to maturity. Such securities totalled $78.3 million, or 33.1% of assets, at December 31, 1999. At such date, the available for sale securities portfolio totalled $5.9 million, or 2.5% of assets, and consisted entirely of a mutual fund that invests in adjustable rate mortgage-backed securities.

         At December 31, 1999, the Bank had invested $71.4 million in mortgage-backed securities, or 30.2% of total assets, of which $71.0 million were guaranteed by GNMA or insured by either FNMA or FHLMC. All mortgage-backed securities were classified as held to maturity. Of the $71.4 million, $62.4 million were adjustable-rate with generally 1.0% to 2% maximum annual interest rate adjustments and lifetime maximum interest rate adjustments of 5% to 6%. Investments in mortgage-backed securities involve a risk that actual prepayments which differ from estimated prepayments over the life of the security, may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         In an effort to increase assets and enhance earnings, and to supplement loan demand in future periods, the Bank anticipates increasing its investment and mortgage-backed securities portfolio. The Bank may utilize borrowings to fund the purchase of such securities.

         The following table sets forth certain information regarding the amortized cost and market value of the Bank's investment securities at the dates indicated.

                                                                          At December 31,
                                               --------------------------------------------------------------------
                                                     1999                    1998                    1997
                                               --------------------    ------------------      --------------------
                                               Amortized     Market    Amortized    Market     Amortized     Market
                                                 Cost        Value       Cost       Value        Cost        Value
                                                 ----        -----       ----       -----        ----        -----
                                                                        (In thousands)
Investment securities:
Held to maturity(1):
   U.S. Government and
     agency obligations...................       $6,000      $5,769     $ 6,000     $5,995      $10,000    $  9,996
    Other.................................          947         927         946        945           --          --
Federal Home Loan Bank stock(2)...........        2,100       2,100       1,446      1,446        1,446       1,446
Available for sale(3):
   Equity securities......................        5,988       5,906       5,678      5,642        5,369       5,367
                                                -------     -------     -------    -------      -------     -------
     Total investment securities..........      $15,035     $14,702     $14,070    $14,028      $16,815     $16,809
                                                =======     =======     =======    =======      =======     =======

--------------
(1)  Held to maturity securities are carried at amortized cost.
(2) Investment in FHLB-NY stock is required by regulations. As the security is not readily marketable, its cost approximates fair value.
(3)  Available for sale securities are carried at fair value.


         The following table sets forth certain information regarding the carrying values and fair values of the Bank's mortgage-backed securities, all of which are held to maturity, at the dates indicated.

                                                                            At December 31,
                              ---------------------------------------------------------------------------------------------------
                                             1999                                1998                             1997
                              --------------------------------      ----------------------------     ----------------------------
                                           Percent                             Percent                          Percent
                                             of                                   of                                of
                              Carrying    Carrying       Fair       Carrying  Carrying    Fair       Carrying   Carrying     Fair
                               Value        Value        Value        Value     Value     Value        Value      Value      Value
                               -----        -----        -----        -----     -----     -----        -----      -----      -----
                                                            (Dollars in thousands)
By Issuer:
  GNMA ..................     $14,272        19.99%     $14,022     $10,427     18.71%    $10,597     $12,991     25.54%   $13,364
  FNMA ..................      20,034        28.06       19,646      29,874     53.61      30,013      22,546     44.33     22,633
  FHLMC .................      36,686        51.38       36,477      14,894     26.72      14,960      14,635     28.78     14,731
  SBA ...................         407         0.57          402         533      0.96         531         684      1.35        684
                              -------        -----      -------     -------     -----     -------     -------     -----    -------
    Total mortgage-backed
       securities .......     $71,399       100.00%     $70,547     $55,728    100.00%    $56,101     $50,856    100.00%   $51,412
                              =======       ======      =======     =======    ======     =======     =======    ======    =======

By Coupon Type:
  Adjustable-rate .......     $62,371        87.36%     $62,004     $48,481     87.00%    $48,804     $45,367     89.21%   $45,928
  Fixed-rate ............       9,028        12.64        8,543       7,247     13.00       7,297       5,489     10.79      5,484
                              -------        -----      -------     -------     -----     -------     -------     -----    -------
    Total mortgage-backed
      securities ........     $71,399       100.00%     $70,547     $55,728    100.00%    $56,101     $50,856    100.00%   $51,412
                              =======       ======      =======     =======    ======     =======     =======    ======    =======

         The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.


                                                                 For the Year
                                                              Ended December 31,
                                                    ------------------------------------
                                                      1999           1998         1997
                                                    --------      --------      --------
                                                         (Dollars in thousands)
Beginning balance .............................     $ 55,728      $ 50,856      $ 42,281
    Purchases .................................       37,149        31,676        18,718
    Principal repayments ......................      (21,368)      (26,666)      (10,128)
    Net amortization and accretion of discounts
       (premiums) .............................         (110)         (138)          (15)
                                                    --------      --------      --------
Ending balance ................................     $ 71,399      $ 55,728      $ 50,856
                                                    ========      ========      ========


         The table below sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Bank's investment securities held to maturity and mortgage-backed securities held to maturity as of December 31, 1999. The Bank's investment securities available for sale consist solely of equity securities and, as they have no contractual maturities, are not included in this table.

                                                                      At December 31, 1999
                                              ---------------------------------------------------------------------
                                                                          More than One            More than Five
                                                 One Year or Less       Year to Five Years       Years to Ten Years
                                              --------------------     ---------------------    --------------------
                                                           Weighted                 Weighted               Weighted
                                               Carrying     Average      Carrying    Average     Carrying    Average
                                                Value        Yield         Value      Yield        Value      Yield
                                                -----        -----         -----      -----        -----      -----
                                                                      (Dollars in thousands)
Investment securities held to maturity:
  U.S. Government agency obligations .......     $ --          --%        $1,000        6.00%     $5,000     6.32%
  Other ....................................       --           --          --            --          --       --
                                                 ------                   ----                      ----
          Total ............................     $ --           --        $1,000        6.00%     $5,000      6.32
Mortgage-backed securities held to maturity:
  Adjustable-rate:
    GNMA ...................................     $ --           --        $ --            --        $ --       --
    FHLMC ..................................       --           --          --            --          --       --
    FNMA ...................................       --           --          --            --          --       --
    SBA ....................................       --           --          --            --          --       --
                                                 ------                   ----                      ----
         Total .............................       --           --          --            --          --       --
                                                 ------                   ----                      ----
   Fixed-rate:
    GNMA ...................................       --                       54          9.50          --       --
    FHLMC ..................................         34       6.00          --           --           --       --
    FNMA ...................................      1,194       5.50          --           --           --       --
         Total .............................      1,228       5.51          54         9.50           --       --
                                                 ------                   ----                      ----
Total mortgage-backed securities
   held to maturity ........................     $1,228       5.51%       $ 54         9.50%        $ --       --%
                                                 ======                   ====                      ====

                                                    More than Ten Years               Total
                                                   ---------------------        --------------------
                                                               Weighted                    Weighted
                                                   Carrying    Average         Carrying    Average
                                                     Value       Yield           Value       Yield
                                                     -----       -----           -----       -----
Investment securities held to maturity:
  U.S. Government agency obligations.......        $       --         --%       $  6,000        6.27%
  Other....................................               947       6.71             947        6.71
                                                   ----------                 ----------
         Total.............................        $     947        6.71        $  6,947        6.33
                                                   =========                    ========
Mortgage-backed securities held to maturity:
  Adjustable-rate:
    GNMA...................................          $10,404        5.64         $10,404        5.64
    FHLMC..................................           36,616        6.32          36,616        6.32
    FNMA...................................           14,944        6.56          14,944        6.56
    SBA....................................               407       6.38             407        6.38
                                                   ----------                 ----------
         Total.............................           62,371        6.26          62,371        6.26
                                                    --------                    --------
  Fixed-rate:
    GNMA...................................            3,814        6.95           3,868        6.99
    FHLMC..................................               36       10.00              70        8.06
    FNMA...................................            3,896        6.25           5,090        6.07
                                                   ---------                   ---------
         Total.............................            7,746        6.61           9,028        6.48
                                                   ---------                   ---------
Total mortgage-backed securities
   held to maturity........................          $70,117        6.30%        $71,399        6.29%
                                                     =======                     =======



Source of Funds

         General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowings for lending and investing activities.

         Deposits. The Bank has long focused on its deposit base as its primary source of funds and a means of growth. In this regard, management previously employed a strategy of pricing its deposit products among the highest in the Bank's market area in order to attract and retain deposits. In more recent periods, the Bank has reduced its rates paid on deposits to a level that is more competitive in the market area, and has strived to maintain its deposits by other means. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of money market, savings, checking and certificate accounts. For the year ended December 31, 1999, average core deposits represented 30.6% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. Total deposits have decreased in the year ended December 31, 1999 by $5.8 million, or 3.32%, to $169 million, primarily due to the sale of the Harrison Branch deposits. In an effort to build its deposit base, the Bank has increased the types of deposit products offered, such as offering new transaction accounts, as well as expanding the terms of deposit products offered, such as certificate of deposit accounts, which the Bank now offers with terms ranging from three months to five years. At December 31, 1999, certificates of deposit comprised 68.01% of the Bank's deposit base. Due to the predominance of certificate accounts within the deposit base, the Bank's liquidity could be reduced if a significant amount of maturing certificates of deposit are not renewed in any given period. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. The Bank generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, it may do so from time to time, depending upon market conditions.

         The following table sets forth the distribution of the Bank's average interest-bearing deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                           For the Years Ended December 31,
                            --------------------------------------------------------------------------------------------------
                                        1999                             1998                               1997
                            -----------------------------   ------------------------------  ----------------------------------
                                       Percent                         Percent                            Percent
                                       of Total  eighted               of Total    eighted                of Total    Weighted
                             Average   Average   Average    Average    Average    Wverage    Average      Average     Average
                             Balance   Deposits W Rate      Balance    Deposits   A Rate     Balance      Deposits       Rate
                            ---------  -------- ---------   --------   --------   --------  ---------     -------    ----------
                                                                (Dollars in thousands)
Demand deposits...........    $20,509     12.04%     3.15%   $13,372       8.30%      2.47%    $   7,594      5.02%       2.26%
Money market savings......      3,029      1.78      2.71      3,352       2.08       2.76         3,979      2.63        2.71
Regular savings...........     26,432     15.52      2.29     25,942      16.11       2.43        27,127     17.93        2.43
Certificates of deposit...    120,312     70.66      5.10    118,406      73.51       5.51       112,617     74.42        5.47
                            ---------   -------             --------      -----                 --------    ------
         Total............   $170,282    100.00%     4.39%  $161,072     100.00%      4.66%     $151,317    100.00%       4.69%
                             ========    ======             ========     ======                 ========

                                                                    At December 31,
                            ------------------------------------------------------------------------------------------------
                                        1999                             1998                            1997
                            -----------------------------    ------------------------------  -------------------------------
                                       Percent                          Percent                         Percent
                                       of Total                         of Total                        of Total
                                       Balance    Weighted              Balance    Weighted             Balance    Weighted
                                          of      Average                  of      Average                 of      Average
                             Balance   Deposits    Rate       Balance   Deposits    Rate      Balance   Deposits    Rate
                             -------   --------    ----       -------   --------    ----      -------   --------    ----
                                                                 (Dollars in thousands)
Certificate accounts(1):
Due within one year ....     $ 97,446      84.78%     4.97%    $ 99,669      79.96%    5.31%    $  92,847      81.02%     5.61%
One to three years .....       15,236      13.25      5.45       22,161      17.78      5.49       19,121      16.69      5.95
Three years and over ...        2,265       1.97      5.44        2,812       2.26      5.71        2,627       2.29      5.93
     Total certificate
       accounts ........     $114,947     100.00%     5.04%    $124,642     100.00%     5.35%    $114,595     100.00%     5.65%

----------------------
(1) Based on remaining maturity of certificates calculated as of the end of the period.


         The following table presents the deposit activity of the Bank for the periods indicated:

                                                       Years Ended December 31,
                                               ---------------------------------------
                                                  1999           1998           1997
                                               ---------      ---------     ---------
                                                           (In thousands)
Beginning balance ........................     $ 174,808      $ 153,227     $ 147,209
                                               ---------      ---------     ---------
   Net (withdrawals) deposits ............        (7,603)        14,494        (1,074)
   Sale of deposits ......................        (5,668)          --            --
   Interest credited to accounts .........         7,471          7,087         7,092
                                               ---------      ---------     ---------
   Decrease (increase) in deposit accounts        (5,800)        21,581         6,018
                                               ---------      ---------     ---------
Ending balance ...........................     $ 169,008      $ 174,808     $ 153,227
                                               =========      =========     =========


         The following table presents by various categories, the amount of certificate accounts outstanding at December 31, 1999, 1998, and 1997, and the time to maturity of the certificate accounts outstanding at December 31, 1999.

                                         Period to Maturity from December 31, 1999                       At December 31,
                             ---------------------------------------------------------------      ------------------------------
                             Due Within    One to       Two to        Three to     Four to
                             One Year    Two years    Three years    Four years  Five years        1999        1998        1997
                             --------    ---------    -----------    ----------  ----------        ----        ----        ----
                                                                        (In thousands)
Certificate accounts:
Less than 4.00% .....        $   --       $   --       $   --       $   --       $   --       $   --       $   --       $   --
4.01 to 5.00% .......          67,258        3,600          133          100          498       71,589       22,814        1,657
5.01 to 6.00% .......          28,416        9,420        2,071        1,535          132       41,574       99,558      110,736
6.01 to 7.00% .......           1,272           12         --           --           --          1,284        1,584        1,561
Over 7.00% ..........            --           --           --           --           --           --           --           --
                             --------     --------     --------     --------     --------      -------      -------      -------
                             $ 96,946     $ 13,032     $  2,204     $  1,635     $    630      114,447      123,956      113,954
                             ========     ========     ========     ========     ========      =======      =======      =======

Accrued interest payable...
   Total...................                                                                        500          686          641
                                                                                              --------      -------     --------
                                                                                              $114,947     $124,642     $114,595
                                                                                              ========     ========     ========

         At December 31, 1999, the Bank had outstanding $13.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                             Weighted
                                                             Average
             Maturity Period                  Amount           Rate
-----------------------------------------    ---------      ----------
                                                (Dollars in thousands)
Three months or less.....................     $  3,255            4.88%
Over three to six months.................        3,577            4.95
Over six through 12 months...............        4,781            4.89
Over 12 months...........................        2,270            5.57
                                             ---------
                                               $13,883            5.01%
                                               =======

Borrowings

         Although the Bank has not significantly utilized FHLB borrowings in the past, it has done so as needed to fund its operations and meet liquidity needs. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1999, the Bank had $42.0 million in outstanding advances from the FHLB-NY.

         The Bank increased its borrowings in order to use the funds to increase its asset base and enhance earnings through the purchase of investment and mortgage-backed securities. By so doing, the Bank seeks to realize increased earnings equal to the spread between the cost of the borrowed funds and the yield on the investment and mortgage-backed securities.

         The following table sets forth certain information regarding the Bank's borrowed funds for the dates indicated:

                                                           At or For the Years Ended December 31,
                                                          ---------------------------------------
                                                              1999          1998         1997
                                                              ----          ----         ----
                                                                 (Dollars in thousands)
FHLB advances:
  Average balance outstanding ....................           $15,038      $ 1,923      $ 3,077
  Maximum amount outstanding at any
    month-end during the period ..................            42,000        5,000        5,000
  Balance outstanding at end of period ...........            42,000         --          5,000
  Weighted average interest rate during the period              5.47%        6.25%        6.25%
  Weighted average interest rate at end of period               5.93%         --%         6.25%
ESOP loan:
  Average balance outstanding ....................           $   230      $   557      $   488
  Maximum amount outstanding at any month-end
    during the period ............................               455          630          762
  Balance outstanding at end of period ...........              --            455          636
  Weighted average interest rate during the period              8.25%        8.97%        9.00%
  Weighted average interest rate at end of period               --           8.25%        9.00%

                                       24

Personnel

         As of December 31, 1999, the Bank had 53 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

Subsidiary Activities

         The  Company's   sole   subsidiary  is  the  Bank.   The  Bank  has  no
subsidiaries.

                           REGULATION AND SUPERVISION

General

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the MHC and the Bank and their operations. The MHC, as a federal mutual holding company and the Company, as a federal corporation, will also be required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

         The following summary of the regulation and supervision of savings associations and their holding companies does not purport to be a complete description of the applicable statutes and regulations and is qualified in its entirety by reference to such statutes and regulations.

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by the Home Owners Loan Act (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

         Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, the Bank's regulatory limit on loans-to-one borrower was $3.6 million. At December 31, 1999, the Bank's largest aggregate disbursed amount of loans-to-one borrower was $3.2 million, consisting of two construction loans.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to qualify as a "domestic building and loan association" as that term is defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Bank maintained 94.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1999, the Bank was a Tier 1 Association.

         Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 1999 was 28.5%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended December 31, 1999 totaled $50,000.

         Branching.   OTS  regulations   permit  federally   chartered   savings
associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital on the CAMEL financial standard, a 4% leverage ratio (3% for institutions receiving the highest rating institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, the Bank met each of its capital requirements.

         The following table presents the Bank's capital position at December 31, 1999.

                                                                                             Capital
                                                                  Excess           --------------------------
                              Actual         Required         (Deficiency)          Actual           Required
                              Capital         Capital            Amount            Percent            Percent
                              -------         -------            ------            -------            -------
                                                     (Dollars in thousands)
Tangible............          $22,880          $3,548             $19,332             9.67%              1.50%
Core (Leverage).....           22,880           9,462              13,418             9.67               4.00
Risk-based..........           23,948           9,146              14,802            20.95               8.00

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk- based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 5.9 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on January 1, 2000.

         The Bank's assessment rate for fiscal 1999 was 5.9 basis points. Payments toward the FICO bonds amounted to $102,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Community Reinvestment Act. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank's latest CRA rating received from the OTS was "Satisfactory."

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.

The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $2.1 million. FHLB borrowings must be secured by specified types of collateral and all long-term borrowings may only be obtained for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, dividends from the FHLB to the Bank amounted to approximately $108,000, $105,000 and $95,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

         General. The Company is a federal savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and the Regulations, a mutual holding company, such as the MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (the "BHC Act"), unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

         Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a "financial holding company" under the legislation, including a broad array of insurance and securities activities.

         The HOLA prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         If the savings institution subsidiary of a savings and loan holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and the regulations of the OTS, the holding company must register with the Federal Reserve Board as a Bank Holding Company within one year of the savings institution's failure to so qualify.

         Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company's savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions imposed that are on the mutual holding company parent. Finally, OTS regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory controls.


                           FEDERAL AND STATE TAXATION


Federal Taxation

         General. The Bank, the Company and the MHC will report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the Company and the MHC.

         Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying loan loss reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

         In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or

(ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.

         Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank. The MHC may exclude from its income 80% of dividends received from the Company as long as it maintains ownership in the Company of at least 20%. In addition, the MHC waived dividends from both the Company and the Bank during the year ended December 31, 1999.

         Audits. The Bank was last audited by the IRS in 1994. The Bank was not audited by the New Jersey Department of Revenue ("DOR") in the past five years.


State and Local Taxation

         State of New Jersey. The Bank, the Company and the MHC file New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income (7.5% is the rate if taxable income is less than $100,000).

Additional Item.  Executive Officers of the Registrant.

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.


                                          Age at
             Name                        12/31/99                                 Position
-------------------------------         ----------        ---------------------------------------------------------
Lee Wagstaff...................             59            Vice President, Chief Financial Officer and Treasurer of
                                                             the Company and the Bank
Valerie Kaminski...............             61            Vice President, Chief Operating Officer and Secretary of
                                                             the Company and the Bank
Kevin Aylward..................             45            Vice President of the Company and Vice President and
                                                             Mortgage Lending Officer of the Bank
Patrick Paolella...............             56            Vice President of the Company and Vice President
                                                             and Human Resource Officer of the Bank

         Lee Wagstaff, a certified public accountant, has been Vice President, Treasurer and Chief Financial Officer of the Company and the Bank since 1999 and 1984, respectively. Mr. Wagstaff is a member of the Bank's Asset/Liability Committee. Prior to joining the Bank, Mr. Wagstaff was a senior staff accountant for Stephen P. Radics & Co., in Haledon, New Jersey.

         Valerie Kaminski has been Vice President, Secretary and Chief Operating Officer of the Company and the Bank since 1999 and 1984, respectively. Ms. Kaminski has been employed by the Bank since 1956. From 1956 to 1984, Ms. Kaminski held various positions with the Bank.

         Kevin Aylward joined the Bank in 1990 and is the Bank's Vice President and Mortgage Lending Officer. Mr. Aylward has served as Vice President of the Company since 1999. Mr. Aylward is the Bank's CRA Officer and a member of the Bank's Asset/Liability Committee. Prior to joining the Bank, Mr. Aylward was a lending officer for Nassau Savings and Loan Association, Princeton, New Jersey.

         Patrick Paolella has been Vice President of the Company since July 1999 and Vice President and Human Resource Officer of the Bank since 1997. Prior to becoming Vice President and Human Resource Officer, Mr. Paolella served as a Consultant to the Banking Industry and prior served as President of a financial savings institution.

Item 2.  Properties
-------------------

         The Bank currently conducts its business through an administrative and full service branch office located in Springfield, New Jersey and five other full service branch offices located in Bayville, Irvington, Milltown, Spotswood and Toms River, New Jersey. Management believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company.


                                                      Original                                   Net Book Value
                                                        Year                                     of Property or
                                     Leased            Leased                Date of               Leasehold
                                       or                or                   Lease             Improvements at
            Location                 Owned            Acquired             Expiration          December 31, 1999
            --------                 -----            --------             ----------          -----------------
                                                                                                (In thousands)
Administrative/Corporate/
Branch Office:

130 Mountain Avenue                  Owned                     1990            --                   2,039
Springfield, NJ  07081

Branch Offices:

860 18th Avenue                      Owned                     1951            --                      76
Irvington, NJ  07111

520 Main Street                      Owned                     1979            --                     349
Spotswood, NJ  08884

827 Fischer Boulevard                Owned                     1980            --                     891
Toms River, NJ  08753

Route 9 and                          Leased                    1999         07/31/11                   56
Oceangate Drive
Bayville, NJ  08721

270 Ryders Lane                      Leased                    1999         05/31/11                   22
Milltown, NJ  08850


         The Bank plans to open a branch office in Old Bridge, New Jersey during the fourth quarter of 2000.

Item 3.  Legal Proceedings
--------------------------

         The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's or the Bank's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Market For Common Stock and Related Matters" in the 1999 Annual Report to Stockholders on page 54 is incorporated herein by reference. At December 31, 1999, 2,080,488 shares of the Company's outstanding common stock was held of record by approximately 301 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears in the Company's 1999 Annual Report to Stockholders on the inside cover page and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders on pages 1 through 12 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The above-captioned information appears under "Management of Interest Rate Risk and Market Risk Analysis" in the Company's 1999 Annual Report to Stockholders on pages 10 through 12 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's financial statements listed in Item 14 herein, together with the report thereon by Radics & Co., LLC, are found in the 1999 Annual Report to Stockholders on pages 13 through 52 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

         None.

                                    PART III


Item 10.  Directors and Executive Officers
------------------------------------------

      The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000, at pages 4 through 6 and 14.

Item 11.  Executive Compensation
--------------------------------

      The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000 at pages 6 through 14 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000, at pages 3 and 4.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000, at page 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)   The following documents are filed as part of this report:

      (1)         Financial statements.

                  The Financial Statements and Independent Auditors' Report for the year ended December 31, 1999, included in the Annual Report, listed below, are incorporated herein by reference.

                  Report of Independent Auditors (Annual Report - page 15)

                  Consolidated Statements of Financial Condition for the years ended December 31, 1999 and 1998 (Annual Report - Page 17).

                  Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 (Annual Report - Page 18).

                  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997 (Annual Report - Page
                  19).

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997 (Annual Report - Page 20).

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 (Annual Report - pages 21 and 22.

                  Notes to Financial Statements (Annual Report - Pages 23 through 52).

                  The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as provided herein.

      (2)         Financial Statement Schedules.

                  All schedules have been omitted because they are not the required information or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)         Exhibits.

                  (a)   The following exhibits are filed as part of this report.

          Exhibit
          Number           Description                                                           Reference
-------------------------------------------------------------------------------------------------------------
                           <C<
               3.1         Charter of Pulaski Bancorp, Inc.*
               3.2         Bylaws of Pulaski Bancorp, Inc.*
               4.0         Form of Common Stock Certificate*
               10.1        Employment Agreement by and between Pulaski Bancorp, M.H.C., Pulaski Savings
                           Bank and Thomas Bentkowski*
               10.2        Employment Agreement by and between Pulaski Bancorp, M.H.C., Pulaski Savings
                           Bank and Lee Wagstaff*
               10.3        Change in Control Agreement by and between Pulaski Bancorp, M.H.C., Pulaski
                           Savings Bank and Kevin Aylward*
               10.4        Change in Control Agreement by and between Pulaski Bancorp, M.H.C., Pulaski
                           Savings Bank and Valerie Kaminski*
               10.5        Amended and Restated Pulaski Savings Bank 1997 Stock-Based Incentive Plan*
               10.6        Pulaski Savings Bank Employee Stock Ownership Plan Trust Agreement*
               11.0        Computation of Earnings Per Share
               13.0        Portions of the 1999 Annual Report to Shareholders
               21.0        Subsidiary information is incorporated herein by reference to "Part I - Business -
                           Subsidiary Activities"
               23.0        Consent of Radics & Co., LLC
               27.0        Financial Data Schedule

               --------------------------
               * Incorporated herein by reference into this document from the Exhibits to the Current Report on Form 8-K, filed July 12, 1999.


                  (b)      Reports on Form 8-K.

                 None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000                              PULASKI SAVINGS BANK


                                                   /s/ Thomas Bentkowski
                                                   ---------------------
                                                   Thomas Bentkowski
                                                   President, Chief Executive
                                                   Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                    Title                                 Date
---------                    -----                                 ----

/s/ Thomas Bentkowski        President, Chief Executive
----------------------       Officer and Director               March 29, 2000
Thomas Bentkowski            (principal executive officer)


/s/ Edward J. Mizerski       Chairman of the Board and
-----------------------       Director                          March 29, 2000
Edward J. Mizerski


/s/ Peter C. Pietrucha       Vice Chairman of the Board         March 29, 2000
----------------------       and Director
Peter C. Pietrucha


/s/ Eugene J. Bogucki, M.D.  Director                           March 29, 2000
--------------------------
Eugene J. Bogucki, M.D.


/s/ Anthony C. Majeski       Director                           March 29, 2000
----------------------
Anthony C. Majeski


/s/ Walter F. Rusak          Director                           March 29, 2000
-------------------
Walter F. Rusak


/s/ Lee Wagstaff             Vice President, Chief Financial    March 29, 2000
----------------             Officer and Treasurer
Lee Wagstaff                 (principal financial and
                             accounting officer)