Form 10QSB
period 2000-03-31
PULASKI BANCORP INC
filed 2000-05-15
CIK 1089624

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000
                -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from           to


                         Commission File Number 0-26681
                                                -------

                              PULASKI BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business issuer as specified in its charter)

   FEDERALLY-CHARTERED                                       22-3652847
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

130 Mountain Avenue, Springfield, New Jersey                     07081
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number, including area code           973-564-9000
                                                             ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of May 2, 2000, 1,959,545 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [ X ]

                      PULASKI BANCORP, INC. AND SUBSIDIARY


                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------

PART I        FINANCIAL INFORMATION


    Item 1.   Financial Statements

              Consolidated Statements of Financial Condition as of
               March 31, 2000 and December 31, 1999 (Unaudited)             1


              Consolidated Statements of Income for the Three Months
               Ended March 31, 2000 and 1999 (Unaudited)                    2


              Consolidated Statements of Comprehensive Income for the
               Three Months Ended  March 31, 2000 and 1999                  3
               (Unaudited)


              Consolidated Statements of Cash Flows for the Three
               Months Ended Mach 31, 2000 and 1999 (Unaudited)            4 - 5


               Notes to Consolidated Financial Statements                    6


    Item 2.    Management's Discussion and Analysis or Plan of Operation  7 - 11




PART II        OTHER INFORMATION

    Item 1.    Legal Proceedings                                            12

    Item 2.    Changes in Securities                                        12

    Item 3.    Defaults Upon Senior Securities                              12

    Item 4     Submission of Matters to a Vote of Security Holders       12 - 13

    Item 5.    Other Information                                            13

    Item 6.    Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                                  14

                                   PULASKI BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              ----------------------------------------------



                                                                            March 31,       December 31,
Assets                                                                         2000              1999
------                                                                   -------------      -------------
Cash and amounts due from depository institutions                        $   3,515,660      $   3,966,072
Interest-bearing deposits                                                    2,728,649            454,547
Federal funds sold                                                           1,600,000          2,350,000
                                                                         -------------      -------------

      Total cash and cash equivalents                                        7,844,309          6,770,619

Term deposits                                                                  197,000            197,000
Trading account securities                                                     949,000          2,790,500
Securities available for sale                                                5,994,640          5,906,451
Investment securities held to maturity                                       6,947,170          6,947,017
Mortgage-backed securities held to maturity                                 68,342,048         71,399,443
Loans receivable                                                           137,544,142        134,522,001
Real estate owned                                                               78,898             49,822
Premises and equipment                                                       3,976,572          4,037,888
Federal Home Loan Bank stock, at cost                                        2,100,000          2,100,000
Interest receivable                                                          1,294,491          1,218,056
Other assets                                                                   778,919            611,493
                                                                         -------------      -------------

      Total assets                                                       $ 236,047,189      $ 236,550,290
                                                                         =============      =============

Liabilities and stockholders' equity
------------------------------------
Liabilities
-----------
Deposits                                                                 $ 175,289,582      $ 169,007,650
Advances from Federal Home Loan Bank of New York                            35,300,000         42,000,000
Advance payments by borrowers for taxes                                        945,559            919,231
Other liabilities                                                            1,122,669            840,521
                                                                         -------------      -------------

      Total liabilities                                                    212,657,810        212,767,402
                                                                         -------------      -------------

Stockholders' equity
--------------------
Preferred stock; par value $.01; authorized 2,000,000 shares; issued
  and outstanding-none                                                            --                 --
Common stock; par value $.01; authorized 13,000,000
  shares; 2,108,088 shares issued; 1,980,588
  shares (2000) and 2,080,488 shares (1999) outstanding                         21,081             21,081
Paid-in capital                                                              9,824,566          9,833,349
Retained earnings-substantially restricted                                  15,311,885         14,912,410
Unearned Incentive Plan Award shares                                          (390,613)          (428,702)
Unearned Employee Stock Ownership Plan shares                                 (234,421)          (278,439)
Accumulated other comprehensive income-
  Unrealized (loss) on securities
  available for sale, net                                                      (82,000)           (52,480)
Treasury stock, at cost; 127,500 shares (2000)
  and 27,600 shares (1999)                                                  (1,061,119)          (224,331)
                                                                         -------------      -------------

      Total stockholders' equity                                            23,389,379         23,782,888
                                                                         -------------      -------------

      Total liabilities and stockholders' equity                         $ 236,047,189      $ 236,550,290
                                                                         =============      =============

See notes to consolidated financial statements.

                            PULASKI BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME
                              ---------------------------------

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     2000           1999
                                                                  ----------     ----------
Interest income:
     Loans                                                        $2,732,753     $2,060,490
     Mortgage-backed securities held to maturity                   1,104,486        863,906
     Investment securities held to maturity                          111,991         90,930
     Securities available for sale                                    88,189         74,240
     Other interest-earning assets                                    76,323        230,197
                                                                  ----------     ----------

         Total interest income                                     4,113,742      3,319,763
                                                                  ----------     ----------

Interest expense:
     Deposits                                                      1,779,779      1,910,943
     Advances and other borrowed money                               581,772          9,385
                                                                  ----------     ----------

         Total interest expense                                    2,361,551      1,920,328
                                                                  ----------     ----------

Net interest income                                                1,752,191      1,399,435
Provision for loan losses                                             25,000         25,000
                                                                  ----------     ----------

Net interest income after provision for loan losses                1,727,191      1,374,435
                                                                  ----------     ----------

Non-interest income:
     Fees and service charges                                         53,693         36,209
     Trading account income                                          221,541         26,569
     Gain on real estate owned                                          --            1,180
     Miscellaneous                                                     5,598          4,319
                                                                  ----------     ----------

         Total non-interest income                                   280,832         68,277
                                                                  ----------     ----------

Non-interest expenses:
     Salaries and employee benefits                                  744,132        638,378
     Net occupancy expense of premises                               144,913         92,388
     Equipment                                                       103,759         89,878
     Advertising                                                      21,570          5,450
     Loss on foreclosed real estate                                    3,394           --
     Federal insurance premium                                         8,972         25,243
     Miscellaneous                                                   234,646        230,613
                                                                  ----------     ----------

         Total non-interest expenses                               1,261,386      1,081,950
                                                                  ----------     ----------

Income before income taxes                                           746,637        360,762
Income taxes                                                         280,367        162,293
                                                                  ----------     ----------

Net income                                                        $  466,270     $  198,469
                                                                  ==========     ==========

Net income per common share - basic/diluted                       $     0.24     $     0.10
                                                                  ==========     ==========

Weighted average number of shares outstanding - basic/diluted      1,956,846      2,033,049
                                                                  ==========     ==========

                See notes to consolidated financial statements.

                            PULASKI BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       -----------------------------------------------


                                                                       Three Months Ended
                                                                             March 31,
                                                                    ------------------------
                                                                       2000           1999
                                                                    ---------      ---------
Net income                                                          $ 466,270      $ 198,469

Other comprehensive income - unrealized holding (loss)
  gain on securities available for sale, net of income taxes          (29,520)          --
                                                                    ---------      ---------

Comprehensive income                                                $ 436,750      $ 198,469
                                                                    =========      =========









See notes to consolidated financial statements.

                                PULASKI BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------

                                                                            Three Months Ended
                                                                                 March 31,
                                                                    ------------------------------
                                                                          2000              1999
                                                                    ------------      ------------
Cash flows from operating activities:
     Net income                                                     $    466,270      $    198,469
     Adjustments to reconcile net income to
      cash provided by (used in) operating activities:
        Depreciation and amortization of premises and equipment           70,794            61,895
        Accretion of discounts and amortization of premium, net           10,812            13,927
        Accretion of deferred fees and discounts                         (81,318)          (63,244)
        Provision for loan losses                                         25,000            25,000
        Purchase of trading account securities                        (1,091,260)       (4,722,602)
        Proceeds from sales of trading account securities              3,168,027         4,289,671
        Realized gains on sales of trading account securities           (103,392)          (41,011)
        Unrealized (gain) loss on trading account securities            (118,149)           14,442
        (Gain) on sales of real estate owned                                --              (3,226)
        (Increase) in interest receivable                                (76,435)          (10,352)
        (Increase) in other assets                                      (196,946)         (138,811)
        Increase (decrease) in interest payable on deposits               37,082          (121,044)
        Increase (decrease) in other liabilities                         282,148          (290,648)
        ESOP shares committed to be released                              37,463            51,980
        Amortization of cost of stock contributed
          to Incentive Plan                                               38,089            38,088
                                                                    ------------      ------------

            Net cash provided by (used in) operating activities        2,468,185          (697,466)
                                                                    ------------      ------------

Cash flow from investing activities:
     Purchases of securities available for sale                          (88,189)          (74,240)
     Proceeds from maturities of investment securities
       held to maturity                                                     --           1,000,000
     Proceeds from calls of investment securities
       held to maturity                                                     --           2,000,000
     Purchases of investment securities held to maturity                    --          (1,000,000)
     Purchases of mortgage-backed securities held to maturity               --         (12,197,102)
     Principal repayments on mortgage-backed securities
       held to maturity                                                3,032,704         7,703,993
     Purchases of loans                                               (1,084,257)         (373,000)
     Net change in loans receivable                                   (1,903,171)       (4,044,985)
     Capitalized cost on real estate owned                                (7,471)             --
     Proceeds from sales of real estate owned                               --             133,852
     Additions to premises and equipment                                  (9,478)         (182,755)
                                                                    ------------      ------------

            Net cash (used in) investing activities                      (59,862)       (7,034,237)
                                                                    ------------      ------------

Cash flows from financing activities:
     Net increase in deposits                                          6,244,850          (148,256)
     Net increase in advances from Federal Home
       Loan Bank of New York                                          (6,700,000)             --
     Net (decrease) in other borrowed money                                 --             (44,163)
     Net increase in payments by borrowers for taxes                      26,328            25,990
     Cash dividends paid                                                 (69,023)          (75,585)
     Purchase of treasury stock                                         (836,788)             --
                                                                    ------------      ------------

            Net cash used in financing activities                     (1,334,633)         (242,014)
                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                   1,073,690        (7,973,717)
Cash and cash equivalents - beginning                                  6,770,619        23,364,562
                                                                    ------------      ------------

Cash and cash equivalents - ending                                  $  7,844,309      $ 15,390,845
                                                                    ============      ============

See notes to consolidated financial statements.

                         PULASKI BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------






                                                                Three Months Ended
                                                                     March 31,
                                                           -------------------------
                                                              2000           1999
                                                           ----------     ----------
Supplemental information:
     Cash paid during the period for:
        Income taxes                                       $   42,927     $   42,588
        Interest on deposits and borrowings                 2,211,396      2,041,372

     Transfer of loans receivable to real estate owned         21,605           --




See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the ESOP and the Incentive Plan. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares. Potential common shares related to unearned incentive plan awards, unearned ESOP shares and stock options were not dilutive during the three months ended March 31, 2000 and 1999.


3.   FORMATION OF STOCK HOLDING COMPANY
---------------------------------------

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

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


         Small Business Issuer Pulaski Bancorp, Inc. (the "Company") has met the definition of a small business issuer at the end of the two most recent fiscal years. As a result, the Company has decided to file as a small business issuer.


Discussion of Forward-Looking Statements

When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "project", "target", "goal" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Bank expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Comparison of Financial Condition at March 31, 2000 and December 31, 1999

The Company's assets at March 31, 2000 totalled $236.05 million, which represents a decrease of $503,000 or 0.2% as compared with $236.55 million at December 31, 1999.

Cash and cash equivalents increased $1.0 million or 14.7% to $7.8 million at March 31, 2000 from $6.8 million at December 31, 1999, primarily reflecting an increase in interest-bearing deposits of $2.3 million, sufficient to offset a $750,000 decrease in federal funds sold.

Term deposits at March 31, 2000 and December 31, 1999 remained the same at $197,000. Securities available for sale at March 31, 2000 increased $88,000 or 1.5% to $6.0 million when compared with $5.9 million at December 31, 1999, which resulted from purchases of securities available for sale. Investment securities held to maturity remained unchanged at March 31, 2000 at $6.9 million when compared with December 31, 1999.

Mortgage-backed securities held to maturity decreased $3.1 million or 4.3% to $68.3 million at March 31, 2000 when compared to $71.4 million at December 31, 1999. The decrease during the three months ended March 31, 2000 resulted primarily from repayments on mortgage-backed securities of $3.0 million.

Net loans increased $3.0 million or 2.2% to $137.5 million at March 31, 2000 as compared to $134.5 million at December 31, 1999. The increase during the three months ended March 31, 2000, resulted primarily from loan originations and purchases exceeding loan principal repayments.

Deposits at March 31, 2000 increased $6.3 million or 3.7% to $175.3 million when compared with $169.0 million at December 31, 1999.

Advances from the Federal Home Loan Bank of New York ("FHLB") totalled $35.3 million and $42.0 million at March 31, 2000 and December 31, 1999, respectively, representing a decrease of $6.7 million or 16.0%.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

Comparison of Financial Condition at March 31, 2000 and December 31, 1999 (Cont'd.)

Stockholders' equity amounted to $23.4 million and $23.8 million at March 31, 2000 and December 31, 1999, respectively. During the three months ended March 31, 2000 and 1999, net income of $466,000 and $198,000, respectively, was recorded and cash dividends of $69,000 and $76,000, respectively, were paid on the common stock. During the three months ended March 31, 2000, the Company repurchased 99,900 shares of its common stock, at prices ranging from $8.19 to $8.50 per share, for $837,000 under a stock repurchase program.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
1999

Net income increased $268,000 or 135.4% to $466,000 for the three months ended March 31, 2000 compared with $198,000 for the same 1999 period. The increase in net income during the 2000 period resulted from an increase in total interest income combined with an increase in non-interest income, which were partially offset by increases in total interest expense, non-interest expenses and income taxes.

Interest income on loans increased by $672,000 or 32.6% to $2.7 million during the three months ended March 31, 2000 when compared with $2.1 million during the same 1999 period. The increase during the 2000 period resulted from an increase of 4 basis points in the yield earned on the loan portfolio along with an increase of $33.0 million in the average balance of loans outstanding. Interest on mortgage-backed securities increased $241,000 or 27.9% to $1.1 million during the three months ended March 31, 2000 when compared with $864,000 for the same 1999 period. The increase during the 2000 period resulted from an increase in the average balance of mortgage-backed securities outstanding of $11.1 million or 18.9%, along with an increase of 44 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, increased $35,000 or 21.2% to $200,000 during the three months ended March 31, 2000 when compared with $165,000 for the same 1999 period. The increase during the 2000 period resulted from a 76 basis point increase in the yield earned on such securities, accompanied by an increase of $760,000 or 6.3% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $154,000 to $76,000 during the three months ended March 31, 2000 when compared with $230,000 for the same 1999 period. The decrease during the 2000 period resulted from a decrease of $11.9 million or 63.3% in the average balance of other interest-earning assets outstanding, along with a decrease of 48 basis points in the yield earned thereon.

Interest expense on deposits decreased $131,000 or 6.9% to $1.8 million during the three months ended March 31, 2000 when compared to $1.9 million during the same 1999 period. Such decrease during the 2000 period was attributable to a decrease of $3.3 million or 1.9% in the average balance of interest-bearing deposits outstanding, along with a decrease of 22 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $582,000 and $9,000 during the three months ended March 31, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase of $38.7 million in the average balance of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999 (Cont'd.)

Net interest income increased $353,000 or 25.2% to $1.75 million during the three months ended March 31, 2000 when compared with $1.40 million during the same 1999 period. Such increase was due to an increase in total interest income of $795,000, which was sufficient to offset an increase in total interest expense of $442,000. The net interest rate spread increased to 2.71% in 2000 from 2.41% in 1999. The increase in the interest rate spread in 2000 resulted from an increase of 40 basis points in the yield earned on interest-earning assets, which was more than sufficient to offset a 10 basis point increase in the cost of interest-bearing liabilities.

During the three months ended March 31, 2000 and 1999, the Bank provided $25,000 for loan losses. The allowance for loan losses is based on management's
evaluation  of  the  risks   inherent  in  the  loan  portfolio  and  gives  due
consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At March 31, 2000 and 1999, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $415,000 or .18% of total assets and $974,000 or
 .41%  of  total  assets,   respectively.   At  March  31,  2000  and  1999,  all
non-performing loans were on non-accrual status.

Non-interest income increased by $213,000 to $280,000 during the three months ended March 31, 2000 when compared to $68,000 during the same 1999 period. The increase during the 2000 period resulted primarily from increases in fees and service charges of $18,000 and trading account income of $195,000. During the three months ended March 31, 2000, the Bank purchased $1.1 million and sold $3.2 million in trading securities, resulting in a realized gain of $103,000, and recorded unrealized gains on trading account securities of $118,000. During the three months ended March 31, 1999, the Bank purchased $4.7 million and sold $4.3 million in trading account securities resulting in realized gain of $41,000 offset by recorded unrealized gain of $14,000.

Non-interest expenses increased by $179,000, or 16.5%, to $1.3 million during the three months ended March 31, 2000 when compared with $1.1 million during the same 1999 period. During the 2000 period, increases in salaries and employee benefits, occupancy, equipment, advertising, loss on real estate owned and miscellaneous expenses of $106,000, $53,000, $14,000, $16,000, $3,000 and
$4,000, respectively, which were partially offset by a decrease in federal insurance premiums of $16,000, when compared with the same 1999 period.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999 (Cont'd.)

Income taxes totalled $280,000 and $162,000 during the three months ended March 31, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase in pre-tax income.


Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 26.25% during the month of March 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2000, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $10.5 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At March 31, 2000, advances from the FHLB amounted to $35.3 million.

During the three months ended March 31, 2000 and 1999, cash dividends paid on common stock amounted to $69,000 and $76,000, respectively. The mutual holding company waived its right to receive dividends. If the mutual holding company had not waived its right to receive dividends, the amount of such dividends, during the three months ended March 31, 2000, would have been increased by $89,000.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2000, the Bank had outstanding commitments to originate and purchase loans of $12.3 million and commitments to fund unused credit lines and construction loans in process of $23.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000, totalled $97.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Liquidity and Capital Resources  (Cont'd.)

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its total adjusted assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at March 31, 2000 as compared to the minimum regulatory capital requirements:

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                      Minimum Capital                  Prompt Corrective
                                          Actual                        Requirements                   Actions Provisions
                                     ----------------------          ----------------------          ----------------------
                                     Amount          Ratio           Amount           Ratio          Amount           Ratio
                                     ------          -----           ------           -----          ------           -----
                                                                   (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)          $ 23,696         20.56%           $ 9,221          8.00%         $ 11,526         10.00%

Tier 1 Capital
 (to risk-weighted assets)            22,603         19.61%                   -           -             6,915          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)           22,603          9.59%             9,430          4.00%           11,787          5.00%

Tangible Capital
 (to adjsuted total assets)           22,603          9.59%             3,536          1.50%                -            -


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

          None.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------

          None.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Annual Stockholders' Meeting was held on April 28, 2000. The following matters were submitted to the stockholders:

1.       Election of two directors:

         A. Directors elected at the meeting for terms to expire in 2002:

                                                         Number of Shares
                                                    -----------------------
                                                       For         Withheld
                                                    ---------      --------

             Mr. Edward J. Mizerski                 1,812,656        68,842
             Mr. Peter C. Pietrucha                 1,811,156        70,342




         B. The following directors' terms of office as a director continued after the meeting:

            (i)      Mr. Thomas Bentkowski
            (ii)     Mr. Walter F. Rusak
            (iii)    Dr. Eugene J. Bogucki
            (iv)     Mr. Anthony C. Majeski

                      PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION



ITEM 4. Submission of Matters to a Vote of Security Holders  (Cont'd.)
        ---------------------------------------------------

                                                                       Number of Shares
                                                           ------------------------------------------
                                                               For           Against       Abstained
                                                           ------------   -----------   -------------
        2.  The ratification of Radics & Co., LLC
            as independent auditors of the Company for
            the fiscal year ending December 31, 2000.       1,872,783         6,664           2,051




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


(b)      Reports on form 8-K:

                  None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                 PULASKI BANCORP, INC.


Date:  May 15, 2000              By    /s/ Thomas Bentkowski
      --------------------             --------------------
                                       Thomas Bentkowski
                                        President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:   May 15, 2000             By:   /s/ Lee Wagstaff
      -------------------              ----------------
                                       Lee Wagstaff
                                        Vice President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)