Form 10QSB
period 2000-06-30
PULASKI BANCORP INC
filed 2000-08-11
CIK 1089624

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from           to
                                       -----------   -------------

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
                                                         ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of August 2, 2000, 1,959,545 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]    No   [X]
                                                               ----         ---

                      PULASKI BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition as of
                June 30, 2000 and December 31, 1999 (Unaudited)              1

              Consolidated Statements of Income for the Three and
                Six Months Ended June 30, 2000 and 1999 (Unaudited)          2

              Consolidated Statements of Comprehensive Income for the
               Three and Six Months Ended June 30, 2000 and 1999             3
               (Unaudited)

              Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2000 and 1999 (Unaudited)             4 - 5

              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis or Plan of Operation   7 - 12




PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings                                              13
     Item 2.  Changes in Securities                                          13
     Item 3.  Defaults Upon Senior Securities                                13
     Item 4.  Submission of Matters to a Vote of Security Holders            13
     Item 5.  Other Information                                              13
     Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                   14

                                     PULASKI BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                ----------------------------------------------
                                                 (Unaudited)

                                                                               June 30,         December 31,
Assets                                                                           2000                1999
------                                                                      -------------      -------------

Cash and amounts due from depository institutions                           $   3,659,212      $   3,966,072
Interest-bearing deposits                                                       1,250,765            454,547
Federal funds sold                                                                400,000          2,350,000
                                                                            -------------      -------------

      Total cash and cash equivalents                                           5,309,977          6,770,619

Term deposits                                                                     197,000            197,000
Trading account securities                                                      2,380,000          2,790,500
Securities available for sale                                                   6,076,370          5,906,451
Investment securities held to maturity                                          6,947,310          6,947,017
Mortgage-backed securities held to maturity                                    65,442,066         71,399,443
Loans receivable                                                              148,342,255        134,522,001
Real estate owned                                                                  29,076             49,822
Premises and equipment                                                          3,918,938          4,037,888
Federal Home Loan Bank of New York stock, at cost                               2,350,000          2,100,000
Interest receivable                                                             1,358,616          1,218,056
Other assets                                                                      768,018            611,493
                                                                            -------------      -------------

      Total assets                                                          $ 243,119,626      $ 236,550,290
                                                                            =============      =============

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits                                                                    $ 174,312,224      $ 169,007,650
Advances from Federal Home Loan Bank of New York                               43,000,000         42,000,000
Advance payments by borrowers for taxes                                           984,229            919,231
Other liabilities                                                               1,105,909            840,521
                                                                            -------------      -------------

      Total liabilities                                                       219,402,362        212,767,402
                                                                            -------------      -------------

Stockholders' equity
--------------------

Preferred stock; authorized 2,000,000 shares; issued and
  outstanding-none                                                                   --                 --
Common stock; par value $.01; authorized 13,000,000 shares;
  2,108,088 shares issued; 1,959,545 shares (2000)
  and 2,080,488 shares (1999) outstanding                                          21,081             21,081
Paid-in-capital                                                                 9,813,900          9,833,349
Retained earnings - substantially restricted                                   15,748,460         14,912,410
Unearned Incentive Plan Award shares                                             (352,526)          (428,702)
Unearned Employee Stock Ownership Plan shares                                    (190,488)          (278,439)
Accumulated other comprehensive income - Unrealized (loss) on
  securities available for sale, net                                              (94,000)           (52,480)
Treasury stock, at cost; 148,543 shares (2000) and 27,600 shares (1999)        (1,229,163)          (224,331)
                                                                            -------------      -------------

      Total stockholders' equity                                               23,717,264         23,782,888
                                                                            -------------      -------------

      Total liabilities and stockholders' equity                            $ 243,119,626      $ 236,550,290
                                                                            =============      =============

See notes to consolidated financial statements.

                                         PULASKI BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          ---------------------------------
                                                     (Unaudited)

                                                              Six Months Ended              Three Months Ended
                                                                   June 30,                       June 30,
                                                        ---------------------------     ----------------------------
                                                            2000            1999            2000             1999
                                                        -----------     -----------     -----------      -----------
Interest income:
       Loans                                            $ 5,689,071     $ 4,247,712     $ 2,956,318      $ 2,187,222
       Mortgage-backed securities held to maturity        2,234,988       1,705,914       1,130,502          842,008
       Investment securities held to maturity               222,203         187,545         110,212           96,615
       Securities available for sale                        181,919         149,232          93,730           74,992
       Other interest-earning assets                        210,650         383,272         134,327          153,075
                                                        -----------     -----------     -----------      -----------

            Total interest income                         8,538,831       6,673,675       4,425,089        3,353,912
                                                        -----------     -----------     -----------      -----------

Interest expense:
       Deposits                                           3,653,599       3,808,125       1,873,820        1,897,182
       Advances and other borrowed money                  1,247,343          17,948         665,571            8,563
                                                        -----------     -----------     -----------      -----------

            Total interest expense                        4,900,942       3,826,073       2,539,391        1,905,745
                                                        -----------     -----------     -----------      -----------

Net interest income                                       3,637,889       2,847,602       1,885,698        1,448,167
Provision for loan losses                                    50,000          61,000          25,000           36,000
                                                        -----------     -----------     -----------      -----------

Net interest income after provision for loan losses       3,587,889       2,786,602       1,860,698        1,412,167
                                                        -----------     -----------     -----------      -----------

Non-interest income:
       Fees and service charges                             108,894          72,235          55,201           36,026
       Trading account income (loss)                        324,021           3,548         102,480          (23,021)
       Gain on real estate owned                               --             1,180            --               --
       Miscellaneous                                         10,752           9,338           5,154            5,019
                                                        -----------     -----------     -----------      -----------

            Total non-interest income                       443,667          86,301         162,835           18,024
                                                        -----------     -----------     -----------      -----------

Non-interest expenses:
       Salaries and employee benefits                     1,469,260       1,276,728         725,128          638,350
       Net occupancy expense of premises                    289,518         194,407         144,605          102,019
       Equipment                                            211,464         186,568         107,705           96,690
       Advertising                                           46,421          56,985          24,851           51,535
       Loss (gain) on foreclosed real estate                  2,889            --              (505)            --
       Federal insurance premium                             17,741          50,709           8,769           25,466
       Miscellaneous                                        450,904         468,828         216,258          238,215
                                                        -----------     -----------     -----------      -----------

            Total non-interest expenses                   2,488,197       2,234,225       1,226,811        1,152,275
                                                        -----------     -----------     -----------      -----------

Income before income taxes                                1,543,359         638,678         796,722          277,916
Income taxes                                                575,652         267,293         295,285          105,000
                                                        -----------     -----------     -----------      -----------

Net income                                              $   967,707     $   371,385     $   501,437      $   172,916
                                                        ===========     ===========     ===========      ===========

Net income per common shares:
       Basic/diluted                                    $      0.50     $      0.18     $      0.26      $      0.08
                                                        ===========     ===========     ===========      ===========

Dividends per common share                              $      0.08     $      0.08     $      0.08      $      0.08
                                                        ===========     ===========     ===========      ===========

Weighted average number of share outstanding:
       Basic/diluted                                      1,941,867       2,037,216       1,926,888        2,041,382
                                                        ===========     ===========     ===========      ===========


                 See notes to consolidated financial statements.



                                 PULASKI BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           -----------------------------------------------
                                             (Unaudited)




                                                   Six Months Ended           Three Months Ended
                                                      June 30,                       June 30,
                                              ------------------------      ------------------------
                                                 2000           1999          2000           1999
                                              ---------      ---------      ---------      ---------
Net income                                    $ 967,707      $ 371,385      $ 501,437      $ 172,916

Other comprehensive income-unrealized
 holding (losses) on securities available
 for sale, net of income taxes                  (41,520)       (10,880)       (12,000)       (10,880)
                                              ---------      ---------      ---------      ---------
Comprehensive income                          $ 926,187        360,505        489,437        162,036
                                              =========        =======        =======        =======

See notes to consolidated financial statements.

                                     PULASKI BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                           June 30,
                                                                              -------------------------------
                                                                                  2000               1999
                                                                              ------------      -------------
Cash flows from operating activities:
      Net income                                                              $    967,707      $    371,385
      Adjustments to reconcile net income to
       cash provided by (used in) operating activities:
         Depreciation and amortization of premises and equipment                   145,494           129,428
         Accretion of discounts and amortization of premium, net                   (11,850)           34,849
         Accretion of deferred loan fees and discounts                            (184,471)         (127,695)
         Provision for loan losses                                                  50,000            61,000
         Purchase of trading account securities                                 (2,854,120)       (6,523,624)
         Proceeds from sales of trading account securities                       3,630,167         4,289,672
         Realized gains on sale of trading account securities                      (99,827)          (41,011)
         Unrealized (gain) loss of trading account securities                     (224,193)           37,463
         (Gain) on sales of real estate owned                                         (906)           (3,226)
         (Increase) in interest receivable                                        (140,560)          (60,680)
         (Increase) in other assets                                               (186,045)         (147,414)
         Increase (decrease) in interest payable on deposits                        88,254           (70,395)
         Increase (decrease) in other liabilities                                  265,388          (367,230)
         ESOP committed to be released                                              73,207           102,067
         Amortization of cost of stock contributed to Incentive Plan                76,176            76,176
                                                                              ------------      ------------

            Net cash provided by (used in) operating activities                  1,594,421        (2,239,235)
                                                                              ------------      ------------

Cash flows from investing activities:
      Purchase of securities available for sale                                   (181,919)         (149,232)
      Proceeds from maturities of investment securities held to maturity              --           1,000,000
      Proceeds from calls of investment securities held to maturity                   --           2,000,000
      Purchases of investment securities held to maturity                             --          (3,000,000)
      Purchases of mortgage-backed securities held to maturity                        --         (12,197,102)
      Principal repayments on mortgage backed securities held to maturity        5,927,407        13,364,123
      Purchases of loans                                                        (4,559,383)       (4,781,228)
      Net change in loans receivable                                            (9,148,005)       (9,842,807)
      Capitalized cost on real estate owned                                         (7,471)          (10,003)
      Proceeds from sales of real estate owned                                      50,728           133,852
      Additions to premises and equipment                                          (26,544)         (318,707)
      Purchase of Federal Home Loan Bank of New York stock                        (250,000)             --
                                                                              ------------      ------------

            Net cash (used in) investing activities                             (8,195,187)      (13,801,104)
                                                                              ------------      ------------

Cash flow from financing activities:
      Net increase in deposits                                                   5,216,320         2,518,635
      Net increase in advances from Federal Home Loan Bank of New York           1,000,000              --
      Net (decrease) in other borrowed money                                          --             (88,279)
      Net increase in payments by borrowers for taxes                               64,998            63,465
      Cash dividends paid                                                         (136,362)         (151,169)
      Purchase of treasury stock                                                (1,004,832)             --
                                                                              ------------      ------------

            Net cash provided by financing activities                            5,140,124         2,342,652
                                                                              ------------      ------------

Net (decrease) in cash and cash equivalents                                     (1,460,642)      (13,697,687)
Cash and cash equivalents - beginning                                            6,770,619        23,364,562
                                                                              ------------      ------------

Cash and cash equivalents - ending                                            $  5,309,977      $  9,666,875
                                                                              ============      ============

                 See notes to consolidated financial statements.



                                                                Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               2000           1999
                                                            ----------     -----------
Supplemental information:
      Transfer of loans receivable to real estate owned     $   21,605     $   39,819
      Cash paid during the period for:
         Income taxes                                          696,697        227,588
         Interest on deposits and borrowings                 4,654,676      3,896,468

                 See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation SB and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



2.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the ESOP and the Incentive Plan. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares. Potential common shares related to unearned incentive plan awards, unearned ESOP shares and stock options were not dilutive during the three and six months ended June 30, 2000 and 1999.



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


Comparison of Financial Condition at June 30, 2000 and December 31, 1999

The Company's assets at June 30, 2000 totalled $243.1 million, which represents an increase of $6.5 million or 2.7% as compared with $236.6 million at December 31, 1999.

Cash and cash equivalents decreased $1.5 million or 22.1% to $5.3 million at June 30, 2000 from $6.8 million at December 31, 1999, primarily reflecting a decrease in federal funds sold of $2.0 million, sufficient to offset a $796,000 increase in interest-bearing deposits.

Term deposits at June 30, 2000 and December 31, 1999 remained the same at $197,000. Trading account securities at June 30, 2000 decreased $411,000 or 14.7% to $2.4 million when compared with $2.8 million at December 31, 1999. The decrease during the six months ended June 30, 2000 resulted from sales of trading account securities of $3.5 million offset by purchases of $2.9 million along with an unrealized gain of $224,000. Securities available for sale at June 30, 2000 increased $170,000 or 2.9% to $6.1 million when compared with $5.9 million at December 31, 1999, which resulted primarily from purchases of securities available for sale. Investment securities held to maturity remained unchanged at June 30, 2000 at $6.9 million when compared with December 31, 1999.

Mortgage-backed securities held to maturity decreased $6.0 million or 8.3% to $65.4 million at June 30, 2000 when compared to $71.4 million at December 31, 1999. The decrease during the six months ended June 30, 2000 resulted primarily from repayments on mortgage-backed securities of $5.9 million.

Net loans increased $13.8 million or 10.3% to $148.3 million at June 30, 2000 as compared to $134.5 million at December 31, 1999. The increase during the six months ended June 30, 2000, resulted primarily from loan originations and purchases exceeding loan principal repayments.

Deposits at June 30, 2000 increased $5.3 million or 3.1% to $174.3 million when compared with $169.0 million at December 31, 1999.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Financial Condition at June 30, 2000 and December 31, 1999
(Cont'd.)

Advances from the Federal Home Loan Bank of New York ("FHLB") totalled $43.0 million and $42.0 million at June 30, 2000 and December 31, 1999, respectively, representing an increase of $1.0 million or 2.4%.

Stockholders' equity amounted to $23.7 million and $23.8 million at June 30, 2000 and December 31, 1999, respectively. During the six months ended June 30, 2000 and 1999, net income of $968,000 and $371,000, respectively, was recorded and cash dividends of $136,000 and $151,000, respectively, were paid on the common stock. During the six months ended June 30, 2000, the Company repurchased 120,943 shares of its common stock, at prices ranging from $7.94 to $8.50 per share, for $1.0 million under a stock repurchase program.


Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

Net income increased $328,000 or 190.0% to $501,000 for the three months ended June 30, 2000 compared with $173,000 for the same 1999 period. The increase in net income during the 2000 period resulted from an increase in total interest income combined with an increase in non-interest income and a decrease in provision for loan loss which were partially offset by increases in total interest expense, non-interest expenses and income taxes.

Interest income on loans increased by $769,000 or 35.2% to $3.0 million during the three months ended June 30, 2000 when compared with $2.2 million during the same 1999 period. The increase during the 2000 period resulted from an increase of 31 basis points in the yield earned on the loan portfolio along with an increase of $33.2 million or 29.9% in the average balance of loans outstanding. Interest on mortgage-backed securities increased $289,000 or 34.3% to $1.1 million during the three months ended June 30, 2000 when compared with $842,000 for the same 1999 period. The increase during the 2000 period resulted from an increase in the average balance of mortgage-backed securities outstanding of $9.5 million or 16.6%, along with an increase of 89 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, increased $32,000 or 18.6% to $204,000 during the three months ended June 30, 2000 when compared with $172,000 for the same 1999 period. The increase during the 2000 period resulted from a 41 basis point increase in the yield earned on such securities, accompanied by an increase of $1.3 million or 11.0% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $19,000 or 12.4% to $134,000 during the three months ended June 30, 2000 when compared with $153,000 for the same 1999 period. The decrease during the 2000 period resulted from a decrease of $4.6 million or 35.9% in the average balance of other interest-earning assets outstanding, sufficient to offset an increase of 174 basis points in the yield earned thereon.

Interest expense on deposits decreased $23,000 or 1.2% to $1.874 million during the three months ended June 30, 2000 when compared to $1.897 million during the same 1999 period. Such decrease during the 2000 period was attributable to a decrease of $1.9 million or 1.1% in the average balance of interest-bearing deposits outstanding, along with a decrease of 1 basis point in the cost of interest-bearing deposits. Interest on borrowed money amounted to $665,000 and $9,000 during the three months ended June 30, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase of $41.6 million in the average balance of borrowed money, which was used to cover increased loan demand and securities purchases.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Comparison of Operating Results for the Three Months Ended June 30, 2000 and 1999 (Cont'd.)

Net interest income increased $438,000 or 30.2% to $1.9 million during the three months ended June 30, 2000 when compared with $1.4 million during the same 1999 period. Such increase was due to an increase in total interest income of $1.1 million, which was sufficient to offset an increase in total interest expense of $633,000. The net interest rate spread increased to 2.84% in 2000 from 2.54% in 1999. The increase in the interest rate spread in 2000 resulted from an increase of 66 basis points in the yield earned on interest-earning assets, which was more than sufficient to offset a 36 basis point increase in the cost of interest-bearing liabilities.

During the three months ended June 30, 2000 and 1999, the Bank provided $25,000 and $36,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At June 30, 2000 and 1999, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $402,000 or .17% of total assets and $635,000 or
 .31% of total assets, respectively. At June 30, 2000 and 1999, all non-performing loans were on non-accrual status.

Non-interest income increased by $145,000 to $163,000 during the three months ended June 30, 2000 when compared to $18,000 during the same 1999 period. The increase during the 2000 period resulted primarily from increases in fees and service charges of $19,000 and trading account income of $125,000. During the three months ended June 30, 2000, the Bank purchased $1.8 million and sold $462,000 in trading securities, resulting in a realized loss of $4,000, and recorded unrealized gains on trading account securities of $106,000. During the three months ended June 30, 1999, the Bank purchased $1.8 million and did not sell any trading account securities, however, an unrealized loss of $23,000 was recorded.

Non-interest expenses increased by $75,000, or 6.5%, to $1.227 million during the three months ended June 30, 2000 when compared with $1.152 million during the same 1999 period. During the 2000 period, increases in salaries and employee benefits, occupancy and equipment of $87,000, $43,000, and $11,000, respectively, were partially offset by decreases in advertising, federal insurance premiums and miscellaneous expense of $27,000, $17,000 and $22,000, respectively, when compared with the same 1999 period.

Income taxes totalled $295,000 and $105,000 during the three months ended June 30, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase in pre-tax income.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

Net income increased $597,000 or 160.9% to $967,000 for the six months ended June 30, 2000 compared with $371,000 for the same 1999 period. The increase in net income during the 2000 period resulted from an increase in total interest income combined with an increase in non-interest income and a decrease in provision for loan losses which were partially offset by increases in total interest expense, non-interest expenses and income taxes.

Interest income on loans increased by $1.4 million or 33.9% to $5.69 million during the six months ended June 30, 2000 when compared with $4.25 million during the same 1999 period. The increase during the 2000 period resulted from an increase of 18 basis points in the yield earned on the loan portfolio along with an increase of $33.3 million or 31.0% in the average balance of loans outstanding. Interest on mortgage-backed securities increased $529,000 or 31.0% to $2.2 million during the six months ended June 30, 2000 when compared with $1.7 million for the same 1999 period. The increase during the 2000 period resulted from an increase in the average balance of mortgage-backed securities outstanding of $10.6 million or 18.4%, along with an increase of 63 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, increased $67,000 or 19.9% to $404,000 during the six months ended June 30, 2000 when compared with $337,000 for the same 1999 period. The increase during the 2000 period resulted from a 56 basis point increase in the yield earned on such securities, accompanied by an increase of $1.1 million or 9.3% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $172,000 to $211,000 during the six months ended June 30, 2000 when compared with $383,000 for the same 1999 period. The decrease during the 2000 period resulted from a decrease of $8.1 million or 52.3% in the average balance of other interest-earning assets outstanding, sufficient to offset an increase of 77 basis points in the yield earned thereon.

Interest expense on deposits decreased $154,000 or 4.0% to $3.7 million during the six months ended June 30, 2000 when compared to $3.8 million during the same 1999 period. Such decrease during the 2000 period was attributable to a decrease of $3.5 million or 2.0% in the average balance of interest-bearing deposits outstanding, along with a decrease of 10 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $1.2 million and $18,000 during the six months ended June 30, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase of $39.8 million in the average balance of borrowed money, which was used to cover increased loan demand and securities purchases.

Net interest income increased $790,000 or 27.7% to $3.6 million during the six months ended June 30, 2000 when compared with $2.8 million during the same 1999 period. Such increase was due to an increase in total interest income of $1.9 million, which was sufficient to offset an increase in total interest expense of $1.1 million. The net interest rate spread increased to 2.76% in 2000 from 2.50% in 1999. The increase in the interest rate spread in 2000 resulted from an increase of 51 basis points in the yield earned on interest-earning assets, which was more than sufficient to offset a 25 basis point increase in the cost of interest-bearing liabilities.

During the six months ended June 30, 2000 and 1999, the Bank provided $50,000 and $61,000, respectively, for loan losses.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999 (Cont'd.)

Non-interest income increased by $358,000 to $444,000 during the six months ended June 30, 2000 when compared to $86,000 during the same 1999 period. The increase during the 2000 period resulted primarily from increases in fees and service charges of $37,000 and trading account income of $320,000. During the six months ended June 30, 2000, the Bank purchased $2.9 million and sold $3.6 million in trading securities, resulting in a realized gain of $100,000, and recorded unrealized gains on trading account securities of $224,000. During the six months ended June 30, 1999, the Bank purchased $6.5 million and sold $4.3 in trading account securities resulting in realized gain of $41,000 offset by recorded unrealized losses of $37,000.

Non-interest expenses increased by $254,000, or 11.4%, to $2.5 million during the six months ended June 30, 2000 when compared with $2.2 million during the same 1999 period. During the 2000 period, increases in salaries and employee benefits, occupancy, equipment and loss on real estate owned of $193,000, $95,000, and $25,000 and $3,000, respectively, were partially offset by decreases in advertising, federal insurance premiums and miscellaneous expenses of $11,000, $33,000 and $18,000, respectively, when compared with the same 1999 period.

Income taxes totalled $576,000 and $267,000 during the six months ended June 30, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase in pre-tax income.


Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity averaged 24.35% during the month of June 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2000, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $7.9 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 2000, advances from the FHLB amounted to $43.0 million.

During the six months ended June 30, 2000 and 1999, cash dividends paid on common stock amounted to $136,000 and $151,000, respectively. The mutual holding company waived its right to receive dividends. If the mutual holding company had not waived its right to receive dividends, the amount of such dividends, during the three and six months ended June 30, 2000, would have been increased by $89,000 and $179,000, respectively.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Liquidity and Capital Resources  (Cont'd.)

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2000, the Bank had outstanding commitments to originate and purchase loans of $7.9 million and commitments to fund unused credit lines and construction loans in process of $24.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totalled $104.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 2000 as compared to the minimum regulatory capital requirements:


                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                        Minimum Capital                Prompt Corrective
                                            Actual                        Requirements                 Actions Provisions
                                  ----------------------------    -----------------------------   -----------------------------
                                     Amount          Ratio           Amount           Ratio          Amount           Ratio
                                  -------------    -----------    --------------   ------------   --------------   ------------
                                                                     (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)            $ 24,297         19.43%          $ 10,002          8.00%         $ 12,502         10.00%

Tier 1 Capital
 (to risk-weighted assets)              23,179         18.54%                 -            -              7,501          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)             23,179          9.53%             9,724          4.00%           12,155          5.00%

Tangible Capital
 (to adjusted total assets)             23,179          9.53%             3,647          1.50%                 -            -



                      PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION




ITEM 1. Legal Proceedings
        -----------------
          None.

ITEM 2. Changes in Securities
        ---------------------
          None.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------
          None.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        This information was reported in the Company's Form 10-QSB for the quarter ended March 31, 2000.


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








                                         PULASKI BANCORP, INC.


Date:    August 11, 2000          By      /S/ Thomas Bentkowski
         ---------------                  ---------------------
                                          Thomas Bentkowski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:    August 11, 2000          By:     /S/ Lee Wagstaff
         ---------------                  ----------------
                                          Lee Wagstaff
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)