Form 10QSB
period 2000-09-30
PULASKI BANCORP INC
filed 2000-11-14
CIK 1089624

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2000
                ---------------------------------------------------

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
                                                         ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of November 2, 2000, 1,946,845 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes      No    X
                                                                 -----     ----

                      PULASKI BANCORP, INC. AND SUBSIDIARY


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I        FINANCIAL INFORMATION


              Item 1. Financial Statements

              Consolidated Statements of Financial Condition as of
              September 30, 2000 and December 31, 1999 (Unaudited)           1

              Consolidated Statements of Income for the Nine and
              Three Months Ended September 30, 2000 and 1999 (Unaudited)     2

              Consolidated Statements of Comprehensive Income for the
              Nine and Three Months Ended September 30, 2000 and 1999        3
              (Unaudited)

              Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 1999 (Unaudited)        4 - 5

              Notes to Consolidated Financial Statements                    6

              Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               7 - 12


PART II       OTHER INFORMATION


              Item 1.   Legal Proceedings                                     13
              Item 2.   Changes in Securities and Use of Proceeds             13
              Item 3.   Defaults Upon Senior Securities                       13
              Item 4    Submission of Matters to a Vote of Security Holders   13
              Item 5.   Other Information                                     13
              Item 6.   Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                                    14

                                     PULASKI BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                ----------------------------------------------
                                                  (Unaudited)



                                                                              September 30,       December 31,
Assets                                                                             2000              1999
------                                                                       -------------      -------------
Cash and amounts due from depository institutions                            $   4,050,203      $   3,966,072
Interest-bearing deposits                                                        2,314,435            454,547
Federal funds sold                                                               1,600,000          2,350,000
                                                                             -------------      -------------

      Total cash and cash equivalents                                            7,964,638          6,770,619

Term deposits                                                                       99,000            197,000
Trading account securities                                                       1,794,000          2,790,500
Securities available for sale                                                    6,190,647          5,906,451
Investment securities held to maturity                                           6,947,445          6,947,017
Mortgage-backed securities held to maturity                                     62,915,602         71,399,443
Loans receivable                                                               152,159,250        134,522,001
Real estate owned                                                                   29,076             49,822
Premises and equipment                                                           3,950,509          4,037,888
Federal Home Loan Bank of New York stock, at cost                                2,350,000          2,100,000
Interest receivable                                                              1,413,083          1,218,056
Other assets                                                                       841,814            611,493
                                                                             -------------      -------------

      Total assets                                                           $ 246,655,064      $ 236,550,290
                                                                             =============      =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                                     $ 188,749,246      $ 169,007,650
Advances from Federal Home Loan Bank of New York                                32,000,000         42,000,000
Advance payments by borrowers for taxes                                            940,405            919,231
Other liabilities                                                                  870,829            840,521
                                                                             -------------      -------------

      Total liabilities                                                        222,560,480        212,767,402
                                                                             -------------      -------------

Stockholders' equity

Preferred stock; $.01 par value; authorized 2,000,000 shares; issued and
  outstanding-none                                                                    --
Common stock; par value $.01; authorized 13,000,000 shares;
  2,108,088 shares issued 2000 and 1999; 1,946,845 shares (2000)
  and 2,080,488 shares (1999) outstanding                                           21,081             21,081
Paid-in-capital                                                                  9,806,957          9,833,349
Retained earnings - substantially restricted                                    16,151,766         14,912,410
Unearned Incentive Plan Award shares                                              (314,437)          (428,702)
Unearned Employee Stock Ownership Plan shares                                     (146,576)          (278,439)
Accumulated other comprehensive income - Unrealized (loss) on
  securities available for sale, net                                               (82,000)           (52,480)
Treasury stock, at cost; 161,243 shares (2000) and 27,600 shares (1999)         (1,342,207)          (224,331)
                                                                             -------------      -------------

      Total stockholders' equity                                                24,094,584         23,782,888
                                                                             -------------      -------------

      Total liabilities and stockholders' equity                             $ 246,655,064      $ 236,550,290
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

                                          PULASKI BANCORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                            ---------------------------------
                                                       (Unaudited)

                                                              Nine Months Ended                  Three Months Ended
                                                                 September 30,                      September 30,
                                                        -----------------------------      -----------------------------
                                                            2000             1999              2000             1999
                                                        ------------     ------------      ------------     ------------
Interest income:
       Loans                                            $  8,828,413     $  6,592,823      $  3,139,342     $  2,345,111
       Mortgage-backed securities held to maturity         3,375,162        2,702,156         1,140,174          996,242
       Investment securities held to maturity                335,467          296,085           113,264          108,540
       Securities available for sale                         284,196          227,296           102,277           78,064
       Other interest-earning assets                         355,060          540,624           144,410          157,352
                                                        ------------     ------------      ------------     ------------

            Total interest income                         13,178,298       10,358,984         4,639,467        3,685,309
                                                        ------------     ------------      ------------     ------------

Interest expense:
       Deposits                                            5,820,921        5,656,842         2,167,322        1,848,717
       Advances and other borrowed money                   1,864,458          298,491           617,115          280,543
                                                        ------------     ------------      ------------     ------------

            Total interest expense                         7,685,379        5,955,333         2,784,437        2,129,260
                                                        ------------     ------------      ------------     ------------

Net interest income                                        5,492,919        4,403,651         1,855,030        1,556,049
Provision for loan losses                                     66,000           86,000            16,000           25,000
                                                        ------------     ------------      ------------     ------------

Net interest income after provision for loan losses        5,426,919        4,317,651         1,839,030        1,531,049
                                                        ------------     ------------      ------------     ------------

Non-interest income:
       Fees and service charges                              169,176          130,297            60,282           58,062
       Trading account income (loss)                         357,784          (30,935)           33,763          (34,483)
       Gain on real estate owned                                --                599              --               (581)
       Gain on sale of deposits                                 --            422,554              --            422,554
       Miscellaneous                                          15,835           14,224             5,083            4,886
                                                        ------------     ------------      ------------     ------------

            Total non-interest income                        542,795          536,739            99,128          450,438
                                                        ------------     ------------      ------------     ------------

Non-interest expenses:
       Salaries and employee benefits                      2,204,755        1,957,066           735,495          680,338
       Net occupancy expense of premises                     417,365          310,595           127,847          116,188
       Equipment                                             312,265          279,570           100,801           93,002
       Advertising                                            68,255           62,228            21,834            5,243
       Loss on foreclosed real estate                          5,904             --               3,015             --
       Federal insurance premium                              26,729           75,810             8,988           25,101
       Miscellaneous                                         653,634          696,833           202,730          228,005
                                                        ------------     ------------      ------------     ------------

            Total non-interest expenses                    3,688,907        3,382,102         1,200,710        1,147,877
                                                        ------------     ------------      ------------     ------------

Income before income taxes                                 2,280,807        1,472,288           737,448          833,610
Income taxes                                                 845,947          573,371           270,295          306,078
                                                        ------------     ------------      ------------     ------------

Net income                                              $  1,434,860     $    898,917      $    467,153     $    527,532
                                                        ============     ============      ============     ============

Net income per common shares:
       Basic/diluted                                    $       0.74     $       0.44      $       0.24     $       0.26
                                                        ============     ============      ============     ============

Dividends declared per common share                     $       0.24     $       0.24      $       0.08     $       0.08
                                                        ============     ============      ============     ============

Weighted average number of shares outstanding:
       Basic/diluted                                       1,934,647        2,040,343         1,920,372        2,020,952
                                                        ============     ============      ============     ============


                See notes to consolidated financial statements.

                                      PULASKI BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                -----------------------------------------------
                                                  (Unaudited)



                                                       Nine Months Ended                Three Months Ended
                                                         September 30,                    September 30,
                                                 ----------------------------      ---------------------------
                                                     2000             1999             2000            1999
                                                 -----------      -----------      -----------     -----------
Net income                                       $ 1,434,860      $   898,917      $   467,153     $   527,532
Other comprehensive income-unrealized
 holding (loss) gain on securities available
 for sale, net of income taxes                       (29,520)         (25,600)          12,000         (14,720)
                                                 -----------      -----------      -----------     -----------

Comprehensive income                             $ 1,405,340      $   873,317      $   479,153     $   512,812
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

                                     PULASKI BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                              ------------------------------
                                                                                   2000             1999
                                                                              ------------      ------------
Cash flows from operating activities:
      Net income                                                              $  1,434,860      $    898,917
      Adjustments to reconcile net income to
       cash provided by (used in) operating activities:
         Depreciation and amortization of premises and equipment                   192,158           195,902
         Accretion of discounts and amortization of premium, net                   (38,098)           26,378
         Accretion of deferred loan fees and discounts                            (314,476)         (185,634)
         Provision for loan losses                                                  66,000            86,000
         Purchase of trading account securities                                 (2,854,120)       (7,074,557)
         Proceeds from sales of trading account securities                       4,278,787         4,289,672
         Realized gains on sales of trading account securities                    (132,811)          (41,011)
         Unrealized (gain) loss on trading account securities                     (224,973)           71,946
         (Gain) on sales of real estate owned                                         (906)           (3,226)
         (Gain) on sale of deposits                                                   --            (422,554)
         (Increase) in interest receivable                                        (195,027)         (257,179)
         (Increase) in other assets                                               (259,841)          (82,996)
         Increase (decrease) in interest payable on deposits                       664,362          (143,160)
         Increase (decrease) in other liabilities                                   30,308          (267,052)
         ESOP shares committed to be released                                      112,653           153,867
         Amortization of cost of stock contributed to Incentive Plan               114,265           114,264
                                                                              ------------      ------------

            Net cash provided by (used in) operating activities                  2,873,141        (2,640,423)
                                                                              ------------      ------------
Cash flows from investing activities:
      Proceeds from maturities of term deposits                                     98,000              --
      Purchase of securities available for sale                                   (284,196)         (227,296)
      Proceeds from maturities of investment securities held to maturity              --           1,000,000
      Proceeds from calls of investment securities held to maturity                   --           2,000,000
      Purchases of investment securities held to maturity                             --          (3,000,000)
      Purchases of mortgage-backed securities held to maturity                        --         (37,148,664)
      Principal repayments on mortgage backed securities held to maturity        8,451,128        18,235,405
      Purchases of loans                                                        (5,704,091)       (7,725,227)
      Net change in loans receivable                                           (11,706,287)      (18,566,451)
      Capitalized cost on real estate owned                                         (7,471)          (10,003)
      Proceeds from sales of real estate owned                                      50,728           133,852
      Additions to premises and equipment                                         (104,779)         (392,769)
      Purchase of Federal Home Loan Bank of New York stock                        (250,000)         (453,800)
                                                                              ------------      ------------

            Net cash (used in) investing activities                             (9,456,968)      (46,154,953)
                                                                              ------------      ------------
Cash flow from financing activities:
      Net increase in deposits                                                  19,077,234           718,330
      Cash paid for sale of deposits                                                  --          (5,245,867)
      Net (decrease) increase in advances from Federal Home Loan Bank
       of New York                                                             (10,000,000)       38,000,000
      Net (decrease) in other borrowed money                                          --            (454,805)
      Net increase in advance payments by borrowers for taxes                       21,174            76,157
      Cash dividends paid                                                         (202,686)         (230,392)
      Purchase of treasury stock                                                (1,117,876)             --
                                                                              ------------      ------------

            Net cash provided by financing activities                            7,777,846        32,863,423
                                                                              ------------      ------------

Net increase (decrease) in cash and cash equivalents                             1,194,019       (15,931,953)
Cash and cash equivalents - beginning                                            6,770,619        23,364,562
                                                                              ------------      ------------

Cash and cash equivalents - ending                                            $  7,964,638      $  7,432,609
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

                                     PULASKI BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                              ------------------------------
                                                                                   2000             1999
                                                                              ------------      ------------
Supplemental information:
      Transfer of loans receivable to real estate owned                      $   21,605         $   39,819
      Cash paid during the period for:
         Income taxes                                                         1,031,697            512,588
         Interest on deposits and borrowings                                  6,840,044          6,086,309



See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



2.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the ESOP and the Incentive Plan. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares. Potential common shares related to unearned incentive plan awards, unearned ESOP shares and stock options were not dilutive during the nine and three months ended September 30, 2000 and 1999.



3.   FORMATION OF STOCK HOLDING COMPANY
---------------------------------------

On July 12, 1999, Pulaski Savings Bank (the "Bank") reorganized into a two-tier mutual holding company structure pursuant to an Agreement and Plan of Reorganization which was unanimously adopted by the Board of Directors of the Bank on January 28, 1999 ("Plan of Reorganization") and approved by the stockholders of the Bank on April 23, 1999. Under the Plan of Reorganization (the "Reorganization"), the Bank became a wholly owned subsidiary of Pulaski Bancorp, Inc. (the "Company"), a federally-chartered stock holding company, a majority of the Common Stock of which is now owned by the Pulaski Bancorp, M.H.C. (the "Mutual Holding Company"), the Bank's parent mutual holding company. In the Reorganization, each outstanding share of Bank common stock was converted into one share of Company common stock and the holders of Bank common stock became the holders of all of the outstanding shares of Company common stock. Accordingly, as a result of the Reorganization, the Bank's minority stockholders, became minority stockholders of the Company and the Bank's majority stockholder, the Mutual Holding Company, became the majority stockholder of the Company.

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


Comparison of Financial Condition at September 30, 2000 and December 31, 1999

The Company's assets at September 30, 2000 totalled $246.7 million, which represents an increase of $10.1 million or 4.3% as compared with $236.6 million at December 31, 1999.

Cash and cash equivalents increased $1.2 million or 17.7% to $8.0 million at September 30, 2000 from $6.8 million at December 31, 1999, primarily reflecting a $1.9 million increase in interest-bearing deposits, which was sufficient to offset a decrease in federal funds sold of $750,000.

Term deposits at September 30, 2000 decreased $98,000 or 49.7% to $99,000 from $197,000 at December 31, 1999, reflecting maturity of a term deposit. Trading account securities at September 30, 2000 decreased $997,000 or 35.7% to $1.8 million when compared with $2.8 million at December 31, 1999. The decrease during the nine months ended September 30, 2000 resulted from sales of trading account securities of $4.1 million offset by purchases of $2.9 million along with an unrealized gain of $225,000. Securities available for sale at September 30, 2000 increased $285,000 or 4.8% to $6.2 million when compared with $5.9 million at December 31, 1999, which resulted primarily from purchases of securities available for sale. Investment securities held to maturity remained unchanged at September 30, 2000 at $6.9 million when compared with December 31, 1999.

Mortgage-backed securities held to maturity decreased $8.5 million or 11.9% to $62.9 million at September 30, 2000 when compared to $71.4 million at December 31, 1999. The decrease during the nine months ended September 30, 2000 resulted primarily from repayments on mortgage-backed securities of $8.5 million.

Net loans increased $17.7 million or 13.2% to $152.2 million at September 30, 2000 as compared to $134.5 million at December 31, 1999. The increase during the nine months ended September 30, 2000, resulted primarily from loan originations and purchases exceeding loan principal repayments.

Deposits at September 30, 2000 increased $19.7 million or 11.7% to $188.7 million when compared with $169.0 million at December 31, 1999.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Comparison of Financial Condition at September 30, 2000 and December 31, 1999 (Cont'd.)

Advances from the Federal Home Loan Bank of New York ("FHLB") totalled $32.0 million and $42.0 million at September 30, 2000 and December 31, 1999, respectively, representing a decrease of $10.0 million or 23.8%, resulting from repayments of advances.

Stockholders' equity amounted to $24.1 million and $23.8 million at September 30, 2000 and December 31, 1999, respectively. During the nine months ended September 30, 2000 and 1999, net income of $1.4 million and $899,000, respectively, was recorded and cash dividends of $203,000 and $230,000, respectively, were paid on the common stock. During the nine months ended September 30, 2000, the Company repurchased 133,643 shares of its common stock, at prices ranging from $7.94 to $9.75 per share, for $1.1 million under a stock repurchase program.


Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

Net income decreased $61,000 or 11.6% to $467,000 for the three months ended September 30, 2000 compared with $528,000 for the same 1999 period. The decrease in net income during the 2000 period resulted from an increase in total interest expense combined with an increase in non-interest expenses and a decrease in non-interest income which were partially offset by an increase in total interest income along with decreases in provision for loan losses and income taxes.

Interest income on loans increased by $794,000 or 33.9% to $3.1 million during the three months ended September 30, 2000 when compared with $2.3 million during the same 1999 period. The increase during the 2000 period resulted from an increase of 67 basis points in the yield earned on the loan portfolio along with an increase of $28.1 million or 23.1% in the average balance of loans outstanding. Interest on mortgage-backed securities increased $144,000 or 14.5% to $1.1 million during the three months ended September 30, 2000 when compared with $996,000 for the same 1999 period. The increase during the 2000 period resulted from an increase of 148 basis points in the yield earned sufficient to offset a decrease in the average balance of mortgage-backed securities outstanding of $6.7 million or 9.4%. Interest earned on investment securities, including available for sale and held to maturity issues, increased $29,000 or 15.5% to $216,000 during the three months ended September 30, 2000 when compared with $187,000 for the same 1999 period. The increase during the 2000 period resulted from a 74 basis point increase in the yield earned on such securities, accompanied by an increase of $330,000 or 2.6% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $13,000 or 8.3% to $144,000 during the three months ended September 30, 2000 when compared with $157,000 for the same 1999 period. The decrease during the 2000 period resulted from a decrease of 117 basis points in the yield earned, sufficient to offset an increase of $779,000 or 9.1% in the average balance of other interest-earning assets outstanding.

Interest expense on deposits increased $319,000 or 17.3% to $2.2 million during the three months ended September 30, 2000 when compared to $1.8 million during the same 1999 period. Such increase during the 2000 period was attributable to an increase of $6.6 million or 3.9% in the average balance of interest-bearing deposits outstanding, along with an increase of 56 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $617,000 and $281,000 during the three months ended September 30, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase of $15.6 million or 74.9% in the average balance of borrowed money, which was used to fund increased loan demand and securities purchases.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999 (Cont'd.)

Net interest income increased $299,000 or 19.2% to $1.9 million during the three months ended September 30, 2000 when compared with $1.6 million during the same 1999 period. Such increase was due to an increase in total interest income of $954,000, which was sufficient to offset an increase in total interest expense of $655,000. The net interest rate spread increased to 2.65% in 2000 from 2.45% in 1999. The increase in the interest rate spread in 2000 resulted from an increase of 96 basis points in the yield earned on interest-earning assets, which was more than sufficient to offset a 76 basis point increase in the cost of interest-bearing liabilities.

During the three months ended September 30, 2000 and 1999, the Bank provided $16,000 and $25,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At September 30, 2000 and 1999, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $487,000 or .20% of total assets and $632,000 or .27% of total assets, respectively. At September 30, 2000 and 1999, all non-performing loans were on non-accrual status.

Non-interest income decreased by $351,000 to $99,000 during the three months ended September 30, 2000 when compared to $450,000 during the same 1999 period. During the three months ended September 30, 1999, the Bank sold its deposits of $5.7 million held at its Harrison, New Jersey branch office at a gain of $423,000. During the 2000 period this decrease was partially offset by increases in fees and service charges of $2,000 and trading account income of $68,000. During the three months ended September 30, 2000, the Bank sold $648,000 in trading securities, resulting in realized gains of $33,000, and recorded unrealized gains on trading securities of $1,000. During the three months ended September 30, 1999, the Bank purchased $551,000 and did not sell any trading account securities, however, an unrealized loss of $34,000 was recorded.

Non-interest expenses increased by $53,000, or 4.6%, to $1.2 million during the three months ended September 30, 2000 when compared with $1.1 million during the same 1999 period. During the 2000 period, increases in salaries and employee benefits, occupancy, equipment, advertising and loss on foreclosed real estate of $55,000, $12,000, $8,000, $17,000 and $3,000, respectively, were partially offset by decreases in federal insurance premiums and miscellaneous expenses of $16,000 and $25,000, respectively, when compared with the same 1999 period.

Income taxes totalled $270,000 and $306,000 during the three months ended September 30, 2000 and 1999, respectively. The decrease during the 2000 period resulted primarily from a decrease in pre-tax income.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

Net income increased $536,000 or 59.6% to $1.4 million for the nine months ended September 30, 2000 compared with $899,000 for the same 1999 period. The increase in net income during the 2000 period resulted from increases in total interest income and non-interest income and a decrease in provision for loan losses which were partially offset by increases in total interest expense, non-interest expenses and income taxes.

Interest income on loans increased by $2.2 million or 33.9% to $8.8 million during the nine months ended September 30, 2000 when compared with $6.6 million during the same 1999 period. The increase during the 2000 period resulted from an increase of 37 basis points in the yield earned on the loan portfolio along with an increase of $31.2 million or 27.9% in the average balance of loans outstanding. Interest on mortgage-backed securities increased $673,000 or 24.9% to $3.4 million during the nine months ended September 30, 2000 when compared with $2.7 million for the same 1999 period. The increase during the 2000 period resulted from an increase in the average balance of mortgage-backed securities outstanding of $3.7 million or 5.8%, along with an increase of 103 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, increased $97,000 or 18.5% to $620,000 during the nine months ended September 30, 2000 when compared with $523,000 for the same 1999 period. The increase during the 2000 period resulted from a 60 basis point increase in the yield earned on such securities, accompanied by an increase of $897,000 or 7.4% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $186,000 to $355,000 during the nine months ended September 30, 2000 when compared with $541,000 for the same 1999 period. The decrease during the 2000 period resulted from a decrease of $4.8 million or 36.4% in the average balance of other interest-earning assets outstanding, sufficient to offset an increase of 17 basis points in the yield earned thereon.

Interest expense on deposits increased $164,000 or 2.9% to $5.8 million during the nine months ended September 30, 2000 when compared to $5.7 million during the same 1999 period. Such increase during the 2000 period was attributable to an increase of $462,000 in the average balance of interest-bearing deposits outstanding, along with an increase of 12 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $1.9 million and $298,000 during the nine months ended September 30, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase of $31.7 million in the average balance of borrowed money, which was used to fund increased loan demand and securities purchases.

Net interest income increased $1.1 million or 24.7% to $5.5 million during the nine months ended September 30, 2000 when compared with $4.4 million during the same 1999 period. Such increase was due to an increase in total interest income of $2.8 million, which was sufficient to offset an increase in total interest expense of $1.7 million. The net interest rate spread increased to 2.72% in 2000 from 2.44% in 1999. The increase in the interest rate spread in 2000 resulted from an increase of 70 basis points in the yield earned on interest-earning assets, which was more than sufficient to offset a 42 basis point increase in the cost of interest-bearing liabilities.

During the nine months ended September 30, 2000 and 1999, the Bank provided $66,000 and $86,000, respectively, for loan losses.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999 (Cont'd.)

Non-interest income increased by $6,000 to $543,000 during the nine months ended September 30, 2000 when compared to $537,000 during the same 1999 period. The increase during the 2000 period resulted primarily from increases in fees and service charges of $39,000, trading account income of $389,000 and miscellaneous income of $2,000 sufficient to offset decreases in gain on sale of deposits of $423,000 and gain on foreclosed real estate of $1,000. During the nine months ended September 30, 2000, the Bank purchased $2.9 million and sold $4.3 million in trading securities, resulting in realized gains of $133,000, and recorded unrealized gains on trading account securities of $225,000. During the nine months ended September 30, 1999, the Bank purchased $7.1 million and sold $4.3 in trading account securities resulting in realized gains of $41,000 offset by recorded unrealized losses of $72,000. During the nine months ended September 30, 1999, the Bank sold its deposits of $5.7 million held at its Harrison, New Jersey branch office at a gain of $423,000.

Non-interest expenses increased by $307,000, or 9.1%, to $3.7 million during the nine months ended September 30, 2000 when compared with $3.4 million during the same 1999 period. During the 2000 period, increases in salaries and employee benefits, occupancy, equipment, advertising and loss on real estate owned of $248,000, $106,000, $32,000, $6,000 and $6,000, respectively, were partially offset by decreases in federal insurance premiums and miscellaneous expenses of $49,000 and $43,000, respectively, when compared with the same 1999 period.

Income taxes totalled $846,000 and $573,000 during the nine months ended September 30, 2000 and 1999, respectively. The increase during the 2000 period resulted primarily from an increase in pre-tax income.


Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (the "OTS") regulations. The requirement, which the OTS may vary from time to time, depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity was 23.33% at September 30, 2000. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2000, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $10.2 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 2000, advances from the FHLB amounted to $32.0 million.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Liquidity and Capital Resources  (Cont'd.)

During the nine months ended September 30, 2000 and 1999, cash dividends paid on common stock amounted to $203,000 and $230,000, respectively. The mutual holding company waived its right to receive dividends. If the mutual holding company had not waived its right to receive dividends, the amount of such dividends, during the three and nine months ended September 30, 2000, would have been increased by $89,000 and $268,000, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2000, the Bank had outstanding commitments to originate and purchase loans of $11.9 million and commitments to fund unused credit lines and construction loans in process of $25.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000, totalled $120.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 2000 as compared to the minimum regulatory capital requirements:

                                                                            Minimum Capital                Prompt Corrective
                                               Actual                         Requirements                 Actions Provisions
                                        ----------------------            --------------------           ----------------------
                                        Amount          Ratio             Amount         Ratio           Amount           Ratio
                                        ------          -----             ------         -----           ------           -----
                                                                         (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)             $ 24,886         19.26%          $ 10,335          8.00%         $ 12,919         10.00%

Tier 1 Capital
 (to risk-weighted assets)               23,743         18.38%                 -            -              7,751          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)              23,743          9.61%             9,883          4.00%           12,354          5.00%

Tangible Capital
 (to adjusted total assets)              23,743          9.61%             3,706          1.50%                -             -





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

           None

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








                                          PULASKI BANCORP, INC.


Date:    November 13, 2000            By  /S/ Thomas Bentkowski
         -----------------                ---------------------
                                          Thomas Bentkowski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:    November 13, 2000            By: /S/ Lee Wagstaff
         ------------------               ---------------------
                                          Lee Wagstaff
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)