Form 10KSB
period 2000-12-31
PULASKI BANCORP INC
filed 2001-03-30
CIK 1089624

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-KSB

                   Annual Report Pursuant to Section 13 of the
                   Securities Exchange Act of 1934, as amended

                   For the fiscal year ended December 31, 2000

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

        The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $18,588,000.

        The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing price of its Common Stock on March 15, 2001, as quoted on the Nasdaq SmallCap Market, was approximately $8,320,000. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.

         The number of shares of Common Stock outstanding as of March 15, 2001 was: 1,920,845.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2000 Annual Report to Stockholders and the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III, respectively, of this Form 10-KSB.

        Transitional Small Business Disclosure Format      Yes [  ]   No  [ X ]

                                      INDEX


PART I                                                                               PAGE
                                                                                     ----

         Item 1.     Description of Business........................................     1

         Additional Item.  Executive Officers of the Registrant.....................    32

         Item 2.     Properties.....................................................    33

         Item 3.     Legal Proceedings..............................................    34

         Item 4.     Submission of Matters to a Vote of Security Holders............    34


PART II

         Item 5.     Market for Common Equity and Related Stockholders
                     Matters........................................................    34

         Item 6.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............................    34

         Item 7.     Financial Statements...........................................    34

         Item 8.     Changes in and Disagreements With Accountants
                     on Accounting and Financial Disclosure.........................    34

PART III

         Item 9.     Directors, Executive Officers Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act..............    35

         Item 10.    Executive Compensation.........................................    35

         Item 11.    Security Ownership of Certain Beneficial Owners
                     and Management.................................................    35

         Item 12.    Certain Relationships and Related Transactions.................    35

         Item 13.    Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K....................................................    35

SIGNATURES


         This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Pulaski Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

         Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Bancorp, Inc. operates, as well as nationwide, Pulaski Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Pulaski Bancorp, Inc. assumes no obligation to update any forward-looking statements.


                                     PART I

Item 1.  Description of Business
--------------------------------

General

         On July 12, 1999, Pulaski Savings Bank (the "Bank") reorganized into a two-tier mutual holding company structure pursuant to an Agreement and Plan of Reorganization which was unanimously adopted by the Board of Directors of the Bank on January 28, 1999 ("Plan of Reorganization") and approved by the shareholders of the Bank on April 23, 1999. Under the Plan of Reorganization (the "Reorganization"), the Bank became a wholly owned subsidiary of Pulaski Bancorp, Inc. (the "Company"), a federally chartered stock holding company, a majority of the Common Stock of which is now owned by the Pulaski Bancorp, M.H.C. (the "MHC"), the Bank's parent mutual holding company. In the Reorganization, each outstanding share of Bank common stock was converted into one share of Company common stock and the holders of Bank common stock became the holders of all of the outstanding shares of Company common stock. Accordingly, as a result of the Reorganization, the Bank's minority stockholders became minority stockholders of the Company and the Bank's majority stockholder, the MHC, became the majority stockholder of the Company.

         The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the OTS, the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 2000, the Company had total assets of $244.5 million, total deposits of $189.3 million and total stockholders' equity of $24.4 million.

         The Bank was originally organized in 1943 as a New Jersey-chartered savings and loan association and, in 1995, became a federally-chartered savings bank. The Bank conducts business from its administrative/branch office located in Springfield, New Jersey and its five other branch offices located in the municipalities of Bayville, Irvington, Milltown, Spotswood and Toms River, New Jersey. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers and investing those funds primarily in mortgage loans secured by one- to four-family residences and construction and development loans located within its primary market area. To a significantly lesser extent, the Bank invests in home equity, multi-family, commercial real estate and consumer loans. The Bank generally retains for its portfolio all one- to four-family mortgage loans which it originates.

         The Company's and Bank's executive office is located at 130 Mountain Avenue, Springfield, New Jersey 07081 and its telephone number is (973) 564-9000.

Market Area and Competition

         The Bank has been, and intends to continue to be, a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through its administrative and branch office located in Springfield, New Jersey, and five other branch offices located in Bayville, Irvington, Milltown, Spotswood and Toms River, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Essex, Union, Middlesex, Monmouth and Ocean Counties and a portion of Hudson County consisting of the municipalities of East Newark, Kearny and Harrison, New Jersey.

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

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                          At December 31,
                                  -------------------------------------------------------------------------------------------------
                                       2000               1999                 1998                  1997                 1996
                                  -----------------   -----------------    ----------------    -----------------    ---------------
                                           Percent             Percent             Percent              Percent             Percent
                                  Amount   of Total   Amount   of Total    Amount  of Total    Amount   of Total    Amount  of Total
                                  ------   --------   ------   --------    ------  --------    ------   --------    ------  --------
                                                                     (Dollars in thousands)
Mortgage Loans:
  Residential:
    One- to four-family.........   $98,267   57.01%  $100,110     64.09%  $ 78,110   67.40%  $  84,006    74.93%  $  87,506   85.03%
    Multi-family................     2,960    1.72      2,501      1.60      2,903    2.51       2,726     2.43       2,510    2.44
    Second mortgage.............     7,718    4.48      6,576      4.21      4,831    4.17       3,798     3.39       3,164    3.07
    Home equity lines...........     3,958    2.30      3,028      1.94      2,168    1.87       1,275     1.14       1,865    1.81
  Commercial real estate........    15,205    8.82      6,968      4.46      3,689    3.18       3,811     3.40         991    0.96
  Construction and development..    44,000   25.53     36,901     23.62     23,898   20.62      16,408    14.63       6,757    6,57
                                   -------  ------   --------    ------   --------  ------   ---------   ------   ---------  ------
      Total mortgage loans......   172,108   99.86    156,084     99.92    115,599   99.75     112,024    99.92     102,793   99.88
                                   -------  ------   --------    ------   --------  ------   ---------   ------   ---------  ------
Consumer Loans:
    Passbook or account.........       198    0.11        127      0.08        286    0.25          91     0.08         124    0.12
      Cash reserve..............         2      --         --        --         --      --          --       --          --      --
      Automobile................        44    0.03         --        --         --      --          --       --          --      --
                                   -------  ------   --------    ------   --------  ------   ---------   ------   ---------  ------
      Total consumer loans......       244    0.14        127      0.08        286    0.25          91     0.08         124    0.12
                                   -------  ------   --------    ------   --------  ------   ---------   ------   ---------  ------
  Total loans receivable........   172,352  100.00%   156,211    100.00%   115,885  100.00%    112,115   100.00%    102,917  100.00%
                                            ======               ======             ======               ======              ======
  Less:
    Allowance for loan losses...     1,194              1,135                1,022                 913                  844
    Loans in process............    18,129             19,760               13,143               7,823                4,599
    Deferred loan fees..........       742                794                  826               1,167                1,216
                                  --------           --------             --------            --------            ---------
  Loans receivable, net.........  $152,287           $134,522             $100,894            $102,212            $  96,258
                                  ========           ========             ========            ========            =========


         Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 2000. The table does not include the effect of future principal prepayments.


                                                                               At December 31, 2000
                                             ---------------------------------------------------------------------------------------
                                               One- to                                                 Construction
                                               Four-       Multi-    Second       Equity   Commercial     and                 Total
                                               Family      Family    Mortgages    Lines    Real Estate Development Consumer   Loans
                                               ------      ------    ---------    -----    ----------- ----------- -------    -----
                                                                               (In thousands)
Amounts due:
    One year or less........................   $   120    $    --   $     33   $      21      $    --   $37,304    $  199   $ 37,677
                                               -------    -------   ---------   ---------   ---------   -------    ------   --------

    After one year:
       More than one year to three years....     1,214         --        559         156           --     6,696        23      8,648
       More than three years to five years..       896         --        582          72           --        --        22      1,572
       More than five years to 10 years.....    11,658        216      3,190          64        5,306        --        --     20,434
       More than 10 years to 20 years.......    18,981        451      3,354          --        2,615        --        --     25,401
       More than 20 years...................    65,398      2,293        --        3,645        7,284        --        --     78,620
                                                ------      -----  ---------     -------      -------   -------     ------  --------

    Total due after one year................    98,147      2,960      7,685       3,937       15,205     6,696        45    134,675
                                              --------   --------   --------     -------      -------   -------     -----   --------

    Total due...............................   $98,267    $ 2,960    $ 7,718     $ 3,958      $15,205   $44,000    $  244    172,352
                                               =======    =======    =======     =======      =======   =======    ======
          Less:
              Loans in process..............                                                                                  18,129
              Deferred loan fees............                                                                                     742
              Allowance for loan losses.....                                                                                   1,194
                                                                                                                            --------

       Loans receivable, net................                                                                                $152,287
                                                                                                                            ========


         The following table sets forth at December 31, 2000, the dollar amount of all loans contractually due after December 31, 2001, and whether such loans have fixed or adjustable interest rates.


                                                 Due after December 31, 2001
                                            ------------------------------------
                                             Fixed       Adjustable        Total
                                             -----       ----------        -----
                                                       (In thousands)
Mortgage loans:
   One- to four-family ...............      $ 84,087      $ 14,060      $ 98,147
   Multi-family ......................         1,356         1,604         2,960
   Second mortgages ..................         7,685            --         7,685
   Equity lines ......................            --         3,937         3,937
   Commercial real estate ............         3,885        11,320        15,205
   Construction and development ......            --         6,696         6,696
                                            --------      --------      --------
     Total mortgage loans ............        97,013        37,617       134,630
Consumer loans .......................            45            --            45
                                            --------      --------      --------
       Total loans ...................      $ 97,058      $ 37,617      $134,675
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

         Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, purchased loans or participated in loans, primarily multi-family and commercial real estate mortgage loans. During the year ended December 31, 2000, the Bank purchased or acquired new participations in the amount of $6.6 million. The Bank has purchased loans from correspondent financial institutions which were underwritten pursuant to the Bank's policies, and closed in the name of correspondent financial institution but assigned to the Bank for its own portfolio.

         The following table sets forth the Bank's loan originations, purchases and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.


                                                   Years Ended December 31,
                                              ----------------------------------
                                               2000          1999         1998
                                              --------     --------     --------
                                                         (In thousands)
Beginning balance .......................     $156,211     $115,885     $112,115
   Loans originated(1):
    Mortgage loans:
       One- to four-family ..............        8,951       32,332       10,647
       Multi-family .....................        3,269          373          216
       Second mortgages .................        2,387        2,834        2,207
       Equity lines .....................        3,794        2,835        3,300
       Commercial real estate ...........        9,199        4,093          625
       Construction and development .....       26,101       19,328       15,078
                                              --------     --------     --------
           Total mortgage loans .........       53,701       61,795       32,073
    Consumer loans ......................           82           78          360
                                              --------     --------     --------
    Total loans originated ..............       53,783       61,873       32,433
                                              --------     --------     --------
           Total ........................      209,994      177,758      144,548

Less:
    Principal repayments and other, net .       37,588       21,514       28,535
    Transfer of mortgage loans to REO ...           54           33          128
                                              --------     --------     --------
Ending balance ..........................     $172,352     $156,211     $115,885
                                              ========     ========     ========

------------------------
(1)    Includes loan participations purchased.

         One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans ("ARM") secured by one- to four-family residences with maturities of up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are generally obtained from the Bank's in-house loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. Of the Bank's mortgage loans secured by one- to four- family residences, $109.9 million, or 63.7%, were fixed-rate loans.

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

         Equity Lines of Credit and Second Mortgage Loans. The Bank offers equity lines of credit and second mortgage loans in amounts of up to $300,000. The Bank's second mortgage loans are secured by second liens on one- to four-family residences located in the Bank's primary market area. These loans are typically shorter term and generally have higher interest rates than one- to four-family first mortgage loans. Generally, the maximum combined LTV ratio on second mortgage loans is 75%; however, with respect to loans secured by condominium units, the Bank will allow a combined LTV ratio of only 65%. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest which rates will vary depending on the amortization period chosen by the borrowers. Equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as published in The Wall Street Journal. These loans generally have an 18% lifetime limit on interest rates. The underwriting standards employed by the Bank for home equity loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant and value of underlying collateral are of primary considerations.

         Multi-Family and Commercial Real Estate Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 75% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at December 31, 2000 was $3.7 million. The Bank currently originates multi-family and commercial real estate loans, generally with terms of up to 25 years. The Bank's multi-family and commercial real estate loans have fixed and adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal or the U.S. Treasury Bill. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 120%. In addition, environmental impact surveys are required for all multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower, the amount of the down payment and other mitigating circumstances. In order to meet diversification needs in its portfolio and to take advantage of market opportunities, the Bank will, from time to time, participate in loans originated and serviced by other financial institutions. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The largest multi- family or commercial real estate loan in the Bank's portfolio at December 31, 2000 was a $3.0 million loan on an office building located in Brick, New Jersey.

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

         Construction and Development Lending. The Bank originates construction and development loans exclusively for the development of one- to four-family residences and multi-family real estate properties. Such loans are made principally to individuals building their primary residence and to licensed and experienced developers known to the Bank in its primary market area for the construction of single and multi-family developments. The Bank generally does not originate loans secured by undeveloped land. Construction and development loans are originated in amounts up to 80% of the lesser of the appraised value of the property, as improved, or the sales price. Such loans are offered with one to two year terms and adjustable interest rates which adjust monthly and float at margins which are generally 1% to 2% above the Citibank, New York prime rate. Proceeds of construction and development loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Bank's largest construction and development loan at December 31, 2000 was a performing loan with a gross loan amount and carrying balance of $3.6 million secured by an 18 unit residential development tract located in Chester Township, Morris County, New Jersey.

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

         Consumer Lending. Consumer loans at December 31, 2000 consisted of passbook or account loans, cash reserve (overdraft checking) and automobile loans. Such loans are generally originated in the Bank's primary market area.

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

         The Bank reviews and classifies its assets on an ongoing basis and the Board of Directors reviews the results of the reports on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2000, the Bank had $356,000 of assets designated as Substandard, and no assets designated as Doubtful or Loss. At December 31, 2000, the largest loan designated as Substandard had a carrying balance of $216,000 and was secured by a one-to-four-family property.

         At December 31, 2000, 1999 and 1998, delinquencies in the Bank's loan portfolio were as follows:


                                               At December 31, 2000                       At December 31, 1999
                                   ------------------------------------------  ----------------------------------------
                                        60-89 Days         90 Days or More         60-89 Days        90 Days or More
                                   ---------------------  -------------------  -------------------  -------------------
                                    Number     Principal  Number    Principal  Number    Principal  Number    Principal
                                    of Loans   Balance    of Loans  Balance    of Loans  Balance    of Loans  Balance
                                    --------   -------    --------  -------    --------  -------    --------  -------
                                                                    (Dollars in thousands)
Loans:
   One- to four-family..........          3       $150         3      $309         2      $138         8       $676
   Construction and development.         --         --         1       247        --        --        --         --
                                        ---       -----      ---      ----       ---      ----       ---       ----

     Total loans................          3       $150         4      $556         2      $138         8       $676
                                        ===       ====       ===      ====       ===      ====       ===       ====
Delinquent loans to total
    loans.......................                  0.09%               0.32%               0.09%                0.43%
                                                  ====                ====                ====                 ====
                                               At December 31, 1998
                                   -------------------------------------------
                                         60-89 Days          90 Days or More
                                    --------------------   --------------------
                                    Number     Principal   Number    Principal
                                    of Loans   Balance     of Loans   Balance
                                    --------   -------     --------   -------
Loans:
   One- to four-family..........          3       $199         9       $930
   Construction and development.         --        --         --         --
                                        ---       ----       ---       ----
     Total loans................          3       $199         9       $930
                                        ===       ====       ===       ====
Delinquent loans to total
    loans.......................                  0.17%                0.80%
                                                  ====                 ====


         Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. There was no REO at December 31, 2000. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the fiscal years ended December 31, 2000, 1999 and 1998, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $7,000, $51,000 and $54,000, respectively.

                                                                   At December 31,
                                            --------------------------------------------------------------
                                             2000          1999          1998          1997          1996
                                             ----          ----          ----          ----          ----
                                                                    (Dollars in thousands)
Non-accrual loans:
  Mortgage loans:
    One- to four-family .............        $   309      $   676      $     930      $   891      $1,169
    Construction and development ....             --           --             --           --         159
    Other loans .....................             --           --             --           --          --
                                             -------      -------      ---------      -------      ------
      Total mortgage loans ..........            309          676            930          891       1,328
    Real estate owned, net(1) .......             --           50            131           69         145
                                             -------      -------      ---------      -------      ------
    Total non-performing assets .....        $   309      $   726      $   1,061      $   960      $1,473
                                             =======      =======      =========      =======      ======
Allowance for loan losses as a
  percent of total loans ............           0.69%        0.73%          0.88%        0.81%       0.82%
Allowance for loan losses as a
  percent of non-performing loans(2).         386.41%      167.90%        109.89%      102.47%      63.55%
Non-performing loans as a
  percent of total loans(2) .........           0.18%        0.43%          0.80%        0.79%       1.29%
Non-performing assets as
  a percent of total assets(3).......           0.12%        0.31%          0.53%        0.53%       0.92%

 ----------------
(1)   REO balances are shown net of related valuation allowances.
(2) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(3)   Non-performing assets consist of non-performing loans and REO.


         At December 31, 2000, 1999 and 1998, total impaired loans were $506,000, $460,000 and $782,000, respectively, and the related allowance for loan losses amounted to $26,000, $41,000 and $54,000, respectively. All impaired loans are real estate mortgage loans which have been measured for impairment using the fair value of the collateral method. During the fiscal years 2000, 1999 and 1998, the average recorded value of impaired loans was $516,000, $465,000 and $596,000, respectively. For these loans $60,000, $28,000 and
$42,000 of interest income was recognized.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2000, and 1999, the Bank's allowance for loan losses was 0.69% and 0.73%, respectively, of total loans receivable. The Bank had non-accrual loans of $309,000 at December 31, 2000. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table sets forth the Bank's allowance for loan losses at the dates indicated:


                                               At or For the Years Ended December 31,
                                    -----------------------------------------------------
                                     2000        1999       1998        1997        1996
                                    ------      ------     ------      ------      ------
                                                       (In thousands)
Balance at beginning of period      $1,135      $1,022     $  913      $  844      $  846
Provision for loan losses .....         91         113        114         168         107
Charge-offs:
  Mortgage loans:
   One -to-four-family ........         32          --          5         125         114
   Other loans ................         --          --         --          --          --
                                    ------      ------     ------      ------      ------
   Total charge-offs ..........         32          --          5         125         114
Recoveries ....................         --          --         --          26           5
                                    ------      ------     ------      ------      ------
Balance at end of period ......     $1,194      $1,135     $1,022      $  913      $  844
                                    ======      ======     ======      ======      ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the
  period ......................       0.01%         --       0.01%       0.13%       0.12%


          The following table sets forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.



                                                                       At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                        2000                                 1999                                1998
                          ---------------------------------    ----------------------------------  ---------------------------------
                                                   Percent                               Percent                            Percent
                                                   of Loans                              of Loans                           of Loans
                                    Percent of     in Each                Percent of     in Each              Percent of    in Each
                                     Allowance     Category               Allowance      Category             Allowance     Category
                                     to Total      to Total               to Total       to Total             to Total      to Total
                          Amount     Allowance      Loans       Amount    Allowance       Loans      Amount    Allowance      Loans
                          ------     ---------      -----       ------    ---------       -----      ------    ---------      -----
                                                                     (Dollars in thousands)
Mortgages:
    Residential (1) .     $  403         33.75%      65.51%     $  602        53.04%      71.84%     $  553       54.11%    75.95%
    Commercial real
       estate .......        235         19.68        8.82          93         8.19        4.46         108       10.57      3.18
    Construction and
       Development ..        556         46.57       25.53         440        38.77       23.62         361       35.32     20.62
                          ------        ------      ------      ------       ------      ------      ------      ------    ------
         Total ......      1,194        100.00%      99.86%      1,135       100.00       99.92       1,022      100.00     99.75
Consumer ............         --            --        0.14          --          --         0.08          --          --      0.25
                          ------        ------      ------      ------       ------      ------      ------      ------    ------
    Total allowance
      for loan losses     $1,194        100.00%     100.00%     $1,135       100.00%     100.00%     $1,022      100.00%   100.00%
                          ======        ======      ======      ======       ======      ======      ======      ======    ======

                                              At December 31,
                           --------------------------------------------------------------
                                     1997                         1996
                           -----------------------------  -------------------------------
                                                Percent                          Percent
                                                of Loans                         of Loans
                                   Percent of   in Each            Percent of    in Each
                                   Allowance    Category           Allowance     Category
                                   to Total     to Total           to Total      to Total
                           Amount  Allowance     Loans     Amount  Allowance      Loans
                           ------  ---------     -----     ------  ---------      -----

Mortgages:
    Residential (1)...       $421      46.11%     81.89%    $656      77.73%       92.35%
    Commercial real
       estate.........        153      16.76       3.40       59       6.99         0.96
    Construction and
       Development ...        339      37.13      14.63      129      15.28         6.57
                            ----      ------     ------     ----     ------       ------
         Total........        913     100.00      99.92      844     100.00        99.88

Consumer..............         --         --       0.08       --         --         0.12
                             ----     ------     ------     ----     ------       ------
    Total allowance
      for loan losses.       $913     100.00%    100.00%    $844     100.00%      100.00%
                             ====     ======     ======     ====     ======       ======



------------------------------------
(1) Includes multi-family loans, second mortgage loans and home equity lines of credit.

         Real Estate Owned. At December 31, 2000, the Bank had no real estate owned. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conducts inspections on foreclosed properties.

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

         The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. The Company primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations. Generally, the Company's investment policy is more restrictive than the OTS regulations allow. The Company has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, the Company has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. At December 31, 2000 the available for sale securities portfolio consisted entirely of a mutual fund that invests in adjustable rate mortgage-backed securities.

         The Company's adjustable-rate mortgage-backed securities generally have 1% to 2% maximum annual interest rate adjustments and lifetime maximum interest rate adjustments of 5% to 6%. Investments in mortgage-backed securities involve a risk that actual prepayments which differ from estimated prepayments over the life of the security, may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         In an effort to increase assets and enhance earnings, and to supplement loan demand in future periods, the Company anticipates increasing its investment and mortgage-backed securities portfolio. The Company may utilize borrowings to fund the purchase of such securities.

         The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated.

                                                                         At December 31,
                                               --------------------------------------------------------------------
                                                       2000                    1999                    1998
                                               --------------------   --------------------     -------------------
                                               Amortized     Market    Amortized    Market     Amortized     Market
                                                 Cost        Value       Cost       Value        Cost        Value
                                                 ----        -----       ----       -----        ----        -----
                                                                        (In thousands)
Investment securities:
Held to maturity(1):
   U.S. Government and
     agency obligations...................      $ 6,000     $ 5,945    $  6,000     $5,769      $ 6,000    $  5,995
    Other.................................          948         910         947        927          946         945
Federal Home Loan Bank stock(2)...........        2,350       2,350       2,100      2,100        1,446       1,446
Available for sale(3):
   Equity securities......................        6,378       6,327       5,988      5,906        5,678       5,642
                                                -------     -------     ------     -------      -------     -------
     Total investment securities..........      $15,676     $15,532     $15,035    $14,702      $14,070     $14,028
                                                =======     =======     =======    =======      =======     =======

--------------
(1)   Held to maturity securities are carried at amortized cost.
(2) Investment in FHLB-NY stock is required by regulations. As the security is not readily marketable, its cost approximates fair value.
(3)   Available for sale securities are carried at fair value.


         The following table sets forth certain information regarding the carrying values and fair values of the Company's mortgage-backed securities, all of which are held to maturity, at the dates indicated.


                                                                         At December 31,
                              ----------------------------------------------------------------------------------------------
                                          2000                               1999                           1998
                              ----------------------------   -------------------------------  ------------------------------
                                         Percent                           Percent                         Percent
                                            of                                of                             of
                              Carrying   Carrying    Fair     Carrying     Carrying    Fair    Carrying   Carrying     Fair
                               Value       Value     Value      Value        Value     Value     Value      Value      Value
                               -----       -----     -----      -----        -----     -----     -----      -----      -----
                                                             (Dollars in thousands)
By Issuer:
  GNMA.....................   $12,088      19.94%   $12,136     $14,272      19.99%   $14,022    $10,427     18.71%   $10,597
  FNMA.....................    15,042      24.82     15,002      20,034      28.06     19,646     29,874     53.61     30,013
  FHLMC....................    33,090      54.59     33,102      36,686      51.38     36,477     14,894     26.72     14,960
  SBA......................       394       0.65        391         407       0.57        402        533      0.96        531
                              -------     ------    -------     -------     ------    -------    -------    ------    -------

    Total mortgage-backed
      securities...........   $60,614     100.00%   $60,631     $71,399     100.00%   $70,547    $55,728    100.00%   $56,101
                              =======     ======    =======     =======     ======    =======    =======    ======    =======


By Coupon Type:
  Adjustable-rate..........   $53,451      88.18%   $53,514     $62,371      87.36%   $62,004    $48,481     87.00%   $48,804
  Fixed-rate...............     7,163      11.82      7,117       9,028      12.64      8,543      7,247     13.00      7,297
                              -------     ------    -------     -------     ------    -------    -------    ------    -------

    Total mortgage-backed
      securities...........   $60,614     100.00%   $60,631     $71,399     100.00%   $70,547    $55,728    100.00%   $56,101
                              =======     ======    =======     =======     ======    =======    =======    ======    =======


         The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.


                                                           Years Ended December 31,
                                                    ------------------------------------
                                                      2000           1999         1998
                                                    --------      --------      --------
                                                            (Dollars in thousands)
Beginning balance .............................     $ 71,399      $ 55,728      $ 50,856
    Purchases .................................         --          37,149        31,676
    Principal repayments ......................      (10,743)      (21,368)      (26,666)
    Net amortization and accretion of discounts
       (premiums) .............................          (42)         (110)         (138)
                                                    --------      --------      --------
Ending balance ................................     $ 60,614      $ 71,399      $ 55,728
                                                    ========      ========      ========


         The table below sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Bank's investment securities held to maturity and mortgage-backed securities held to maturity as of December 31, 2000. The Bank's investment securities available for sale consist solely of equity securities and, as they have no contractual maturities, are not included in this table.

                                                                    At December 31, 2000
                                             ---------------------------------------------------------------------
                                                                         More than One          More than Five
                                               One Year or Less       Year to Five Years      Years to Ten Years
                                             ---------------------   ---------------------  ----------------------
                                                          Weighted                Weighted                Weighted
                                             Carrying     Average    Carrying     Average    Carrying     Average
                                              Value        Yield       Value       Yield      Value        Yield
                                              -----        -----       -----       -----      -----        -----
                                                                   (Dollars in thousands)
Investment securities held to maturity:
  U.S. Government agency obligations.......   $ --            -- %    $1,000        6.00%    $5,000        6.32%
  Other....................................     --            --          --          --         --          --
                                               ----                   ------                  ------
       Total...............................   $ --            --      $1,000        6.00     $5,000        6.32
                                              =====                   ======                 ======
Mortgage-backed securities held to maturity:
  Adjustable-rate:
    GNMA...................................   $  --           --      $   --          --     $   --          --
    FHLMC..................................      --           --          --          --         --          --
    FNMA...................................      --           --          --          --         --          --
    SBA....................................      --           --          --          --         --          --
                                               ----                   ------                 ------
       Total...............................      --           --          --          --         --          --
                                               ----                   ------                 ------
  Fixed-rate:
    GNMA...................................       5         9.50          --          --         --          --
    FHLMC..................................      --           --          --          --         --          --
    FNMA...................................      --           --          --          --         --          --
                                               ----                   ------                 ------
       Total...............................       5         9.50          --          --         --          --
                                               ----                   ------                 ------
Total mortgage-backed securities held to
  maturity.................................   $   5        9.50%      $   --          --     $   --          --
                                              =====                   ======                 ======
                                                          At December 31, 2000
                                              -------------------------------------------
                                              More than Ten Years            Total
                                              -----------------------  -------------------
                                                             Weighted             Weighted
                                               Carrying      Average   Carrying    Average
                                                Value         Yield     Value       Yield
                                               --------      -------   --------    -------
Investment securities held to maturity:
  U.S. Government agency obligations.......   $      --          --%   $  6,000        6.26%
  Other....................................         948        7.66         948        7.66
                                              ---------                 -------
       Total...............................   $     948        7.66    $  6,948        6.45
                                              =========                ========
Mortgage-backed securities held to maturity:
  Adjustable-rate:
    GNMA...................................   $   8,647        6.62    $  8,647        6.62
    FHLMC..................................      33,061        7.65      33,061        7.65
    FNMA...................................      11,349        7.44      11,349        7.44
    SBA....................................         394        7.50         394        7.50
                                              ---------                  ------
       Total...............................      53,451        7.44      53,451        7.44
                                              ---------                --------
  Fixed-rate:
    GNMA...................................       3,436        6.85       3,441        6.85
    FHLMC..................................          29       10.00          29       10.00
    FNMA...................................       3,693        6.23       3,693        6.23
                                              ---------                 -------
       Total...............................       7,158        6.54       7,163        6.54
                                              ---------                 -------
Total mortgage-backed securities held to
  maturity.................................   $  60,609        7.33%    $60,614        7.33%
                                              =========                 =======

                                       18

Source of Funds

         General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes. The Company also utilizes borrowings for lending and investing activities.

         Deposits. The Bank has long focused on its deposit base as its primary source of funds and a means of growth. In this regard, management previously employed a strategy of pricing its deposit products among the highest in the Bank's market area in order to attract and retain deposits. In more recent periods, the Bank has reduced its rates paid on deposits to a level that is more competitive in the market area, and has strived to maintain its deposits by other means. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of money market, savings, checking and certificate accounts. For the year ended December 31, 2000, average core deposits represented 31.8% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In an effort to build its deposit base, the Bank has increased the types of deposit products offered, such as offering new transaction accounts, as well as expanding the terms of deposit products offered, such as certificate of deposit accounts, which the Bank now offers with terms ranging from three months to five years. At December 31, 2000, certificates of deposit comprised 70.00% of the Bank's deposit base. Due to the predominance of certificate accounts within the deposit base, the Bank's liquidity could be reduced if a significant amount of maturing certificates of deposit are not renewed in any given period. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. The Bank generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, it may do so from time to time, depending upon market conditions.

         The following table sets forth the distribution of the Bank's average interest-bearing deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.


                                                                Years Ended December 31,
                            --------------------------------------------------------------------------------------------------
                                        2000                             1999                            1998
                            -----------------------------   ------------------------------  ----------------------------------
                                       Percent                          Percent                           Percent
                                       of Total   Weighted              of Total     Weighted             of Total    Weighted
                             Average   Average    Average    Average    Average      Average   Average    Average     Average
                             Balance   Deposits     Rate     Balance    Deposits       Rate    Balance    Deposits      Rate
                             -------   --------     ----     -------    --------       ----    -------    --------      ----
                                                                   (Dollars in thousands)
Demand deposits...........  $  25,654     14.49%     3.22%  $  20,509      12.04%      3.15%  $ 13,372      8.30%       2.47%
Money market savings......      2,766      1.56      2.94       3,029       1.78       2.71      3,352      2.08        2.76
Regular savings...........     27,956     15.78      2.34      26,432      15.52       2.29     25,942     16.11        2.43
Certificates of deposit...    120,749     68.17      5.56     120,312      70.66       5.10    118,406     73.51        5.51
                              -------     -----             ---------    -------              --------     -----
         Total............   $177,125    100.00%     4.58%  $ 170,282     100.00%      4.39%  $161,072    100.00%       4.66%
                             ========    =======            =========     ======              ========    ======


                                                                     At December 31,
                             --------------------------------------------------------------------------------------------------
                                        2000                             1999                                1998
                            -------------------------------  ---------------------------------   ------------------------------
                                       Percent                          Percent                             Percent
                                       of Total                         of Total                            of Total
                                       Balance    Weighted              Balance       Weighted              Balance    Weighted
                                       of         Average               of            Average               of         Average
                             Balance   Deposits     Rate     Balance    Deposits        Rate      Balance   Deposits     Rate
                             -------   --------     ----     -------    --------        ----     -------   --------      ----
                                                                  (Dollars in thousands)
Certificate accounts(1):
Due within one year.......   $120,011     90.56%     5.99   $  97,446      84.78%      4.97%   $ 99,669     79.96%       5.31%
One to three years........     11,374      8.58      5.76      15,236      13.25       5.45      22,161     17.78        5.49
Three years and over......      1,141      0.86      5.62       2,265       1.97       5.44       2,812      2.26        5.71
                            ---------    ------             ---------     ------               -------     -------
     Total certificate
       accounts...........   $132,526    100.00%     5.97%  $ 114,947     100.00%      5.04%   $124,642    100.00%       5.35%
                             ========    =======            =========     ======               ========    ======

----------------------------------------
(1) Based on remaining maturity of certificates calculated as of the end of the period.


         The following table presents the deposit activity of the Bank for the periods indicated:


                                                        Years Ended December 31,
                                               --------------------------------------
                                                2000           1999            1998
                                               ---------     ---------     ----------
                                                           (In thousands)
Beginning balance ........................     $ 169,008     $ 174,808      $ 153,227
                                               ---------     ---------      ---------
   Net (withdrawals) deposits ............        12,204        (7,603)        14,494
   Sale of deposits ......................            --        (5,668)            --
   Interest credited to accounts .........         8,121         7,471          7,087
                                               ---------     ---------      ---------
   Increase (decrease) in deposit accounts        20,325        (5,800)        21,581
                                               ---------     ---------      ---------
Ending balance ...........................     $ 189,333     $ 169,008      $ 174,808
                                               =========     =========      =========


         The following table presents by various categories, the amount of certificate accounts outstanding at December 31, 2000, 1999, and 1998, and the time to maturity of the certificate accounts outstanding at December 31, 2000.




                                       Period to Maturity from December 31, 2000                        At December 31,
                            ---------------------------------------------------------------    --------------------------------
                            Due Within     One to       Two to       Three to     Four to
                            One Year     Two years    Three years    Four years  Five years    2000          1999         1998
                            --------     ---------    -----------    ----------  ----------    ----          ----         ----
                                                                        (In thousands)
Certificate accounts:
Less than 4.00% .........    $     --     $     --     $     --    $     --      $     --     $     --     $     --     $     --
4.01 to 5.00% ...........      23,518          129          105          440           --       24,192       71,589       22,814
5.01 to 6.00% ...........      20,905        5,003        1,503          155          113       27,678       41,574       99,558
6.01 to 7.00% ...........      74,255        3,761          874          433           --       79,323        1,284        1,584
Over 7.00% ..............          --           --           --           --           --           --           --           --
                             --------     --------     --------     --------     --------     --------     --------     --------
                             $118,678     $  8,893     $  2,482     $  1,028     $    113      131,194      114,447      123,956
                             ========     ========     ========     ========     ========      =======      =======      =======
Accrued interest payable.                                                                        1,332          500          686
                                                                                              --------     --------     --------
   Total.................                                                                     $132,526     $114,947     $124,642
                                                                                              ========     ========     ========

         At December 31, 2000, the Bank had outstanding $19.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                             Weighted
                                                             Average
             Maturity Period                  Amount           Rate
-----------------------------------------    ---------      ----------
                                              (Dollars in thousands)
Three months or less.....................     $  6,993            5.87%
Over three to six months.................        7,261            6.38
Over six through 12 months...............        3,021            5.61
Over 12 months...........................        2,433            5.82
                                               -------
                                               $19,708            6.01%
                                               =======

Borrowings

         Although the Bank has not significantly utilized FHLB borrowings in the past, it has done so as needed to fund its operations and meet liquidity needs. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 2000, the Bank had $29 million in outstanding advances from the FHLB-NY.

         The Bank increased its borrowings in order to use the funds to increase its asset base and enhance earnings through the purchase of investment and mortgage-backed securities. By so doing, the Bank seeks to realize increased earnings equal to the spread between the cost of the borrowed funds and the yield on the investment and mortgage-backed securities.

         The following table sets forth certain information regarding the Company's borrowed funds for the dates indicated:


                                                    At or For the Years Ended December 31,
                                                    --------------------------------------
                                                        2000         1999         1998
                                                       -------      -------      -------
                                                            (Dollars in thousands)
FHLB borrowings:
  Average balance outstanding ....................     $37,154      $15,038      $ 1,923
  Maximum amount outstanding at any
    month-end during the period ..................      39,900       42,000        5,000
  Balance outstanding at end of period ...........      29,000       42,000           --
  Weighted average interest rate
    during the period ............................       6.44%        5.47%        6.25%
  Weighted average interest rate
    at end of period .............................       6.33%        5.93%          --
ESOP loan:
  Average balance outstanding ....................     $   --      $   230      $   557
  Maximum amount outstanding at any month-end
    during the period ............................         --          455          630
  Balance outstanding at end of period ...........         --           --          455
  Weighted average interest rate
    during the period ............................         --         8.25%        8.97%
  Weighted average interest rate
    at end of period .............................         --           --         8.25%



Personnel

         As of December 31, 2000, the Company had 50 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

         Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2000, the Bank's regulatory limit on loans-to-one borrower was $3.7 million. At December 31, 2000, the Bank's largest aggregate disbursed amount of loans-to-one borrower was $3.6 million, on a construction loan.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to qualify as a "domestic building and loan association" as that term is defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2000, the Bank maintained 91.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.

         Under the OTS' regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, compliance with capital requirements and examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, as the case with the Bank, it is a subsidiary of a savings and loan holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. During 2000, the Bank was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties could have been imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 2000 was 22.7%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Recent legislation has eliminated the liquidity requirement.

         Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended December 31, 2000 totaled $57,000.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio, 3% for those institutions with the highest examination ratio, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk deduction. At December 31, 2000, the Bank met each of its capital requirements.

         The following table presents the Bank's capital position at December 31, 2000.


                                                                                           Capital
                                                                                    ---------------------
                              Actual           Required           Excess            Actual       Required
                              Capital          Capital            Amount            Percent       Percent
                              -------          -------            ------            -------       -------
                                                         (Dollars in thousands)
Tangible............          $23,996         $ 3,668            $ 20,328             9.81%         1.50%
Core (Leverage).....           23,996           9,781              14,215             9.81          4.00
Risk-based..........           25,164          10,935              14,229            18.41          8.00

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

         Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is
assigned.   Assessment  rates  for  SAIF  member   institutions  are  determined
semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for both SAIF members and Bank Insurance Fund ("BIF") members approximated 2.07 basis points. The year 2000 was the first year of equal sharing of FICO payments between BIF and SAIF member institutions.

         The Bank's assessment rate for fiscal 2000 was 2.07 basis points. Payments toward the FICO bonds amounted to $35,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000 of $2.4 million. FHLB borrowings must be secured by specified types of collateral and all long-term borrowings may only be obtained for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999 and 1998, dividends from the FHLB to the Bank amounted to approximately $152,000, $108,000 and $105,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of FHLB stock held by the Bank, if any.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and the Regulations, a mutual holding company, such as the MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association and (iv) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company. Recent legislation, which authorized MHCs to engage in activities permitted financial holding companies, expanded the authorized activities.
Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

         The HOLA prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

         Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company's savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent and to have the same indemnification and employment contract restrictions imposed that are on the mutual holding company parent. Finally, OTS regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

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

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank. The MHC may exclude from its income 80% of dividends received from the Company as long as it maintains ownership in the Company of at least 20%. In addition, the MHC waived dividends from both the Company and the Bank during the year ended December 31, 2000.

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

Additional Item.  Executive Officers of the Registrant
----------------  ------------------------------------

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.


                             Age at
             Name           12/31/00                                 Position
------------------------   ----------        ---------------------------------------------------------
Lee Wagstaff............       60            Vice President, Chief Financial Officer and Treasurer of
                                                the Company and the Bank
Valerie Kaminski........       62            Vice President and Secretary of the Company and the
                                                Bank
Kevin Aylward(1)........       46            Vice President of the Company and Vice President and
                                                Mortgage Lending Officer of the Bank
Patrick Paolella........       57            Vice President of the Company and Vice President
                                                and Human Resource Officer of the Bank

---------------
1 Mr. Aylward resigned his position with the Company and the Bank as of January 6, 2001.


         Lee Wagstaff, a certified public accountant, has been Vice President, Treasurer and Chief Financial Officer of the Company and the Bank since 1999 and 1984, respectively. Mr. Wagstaff is a member of the Bank's Asset/Liability Committee. Prior to joining the Bank, Mr. Wagstaff was a senior staff accountant for Stephen P. Radics & Co., in Haledon, New Jersey.

         Valerie Kaminski has been Vice President and Secretary of the Company and the Bank since 1999 and 1984, respectively. Ms. Kaminski has been employed by the Bank since 1956. From 1956 to 1984, Ms. Kaminski held various positions with the Bank.

         Kevin Aylward joined the Bank in 1990 and was the Bank's Vice President and Mortgage Lending Officer. Mr. Aylward served as Vice President of the Company since 1999. Mr. Aylward was the Bank's CRA Officer and a member of the Bank's Asset/Liability Committee. Prior to joining the Bank, Mr. Aylward was a lending officer for Nassau Savings and Loan Association, Princeton, New Jersey.

         Patrick Paolella has been Vice President of the Company since July 1999 and Vice President and Human Resource Officer of the Bank since 1997. Prior to becoming Vice President and Human Resource Officer, Mr. Paolella served as a Consultant to the Banking Industry and prior served as President of a financial savings institution.

Item 2.  Properties
-------------------

         The Bank currently conducts its business through an administrative and full service branch office located in Springfield, New Jersey and five other full service branch offices located in Bayville, Irvington, Milltown, Spotswood and Toms River, New Jersey. Management believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.


                                                      Original                        Net Book Value
                                                        Year                          of Property or
                                     Leased            Leased           Date of          Leasehold
                                       or                or              Lease        Improvements at
            Location                 Owned            Acquired        Expiration     December 31, 2000
            --------                 -----            --------        ----------     -----------------
Administrative/Corporate/
Branch Office:

130 Mountain Avenue                  Owned               1990                 --           $1,966
Springfield, NJ  07081

Branch Offices:

860 18th Avenue                      Owned               1951                 --               65
Irvington, NJ  07111

520 Main Street                      Owned               1979                 --              331
Spotswood, NJ  08884

827 Fischer Boulevard                Owned               1980                 --              864
Toms River, NJ  08753

Route 9 and                          Leased              1999             07/31/11             51
Oceangate Drive
Bayville, NJ  08721

270 Ryders Lane                      Leased              1999             05/31/11             21
Milltown, NJ  08850

         The Bank plans to open a branch office in Old Bridge, New Jersey, during the fourth quarter of 2001.

Item 3.  Legal Proceedings
--------------------------

         The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's or the Bank's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Market For Common Stock and Related Stockholder Matters" in the 2000 Annual Report to Stockholders on page 46 is incorporated herein by reference. At December 31, 2000, 1,925,845 shares of the Company's outstanding common stock were held of record by approximately 284 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders on pages 1 through 6 and is incorporated herein by reference.

Item 7.  Consolidated Financial Statements
------------------------------------------

         The Company's consolidated financial statements listed in Item 13 herein, together with the report thereon by Radics & Co., LLC, are found in the 2000 Annual Report to Stockholders on pages 7 through 44 and are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9.  Directors, Executive Officers Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
         with Section 16(a) of the Exchange Act
         --------------------------------------

      The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, at pages 4 through 5 and 8.

Item 10.  Executive Compensation
--------------------------------

      The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders at pages 6 through 8.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, at pages 3 and 4.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, at page 8.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)   The following exhibits are filed as part of this report.

          Exhibit
          Number           Description
          ----------------------------------------------------------------------
           3.1         Charter of Pulaski Bancorp, Inc.*
           3.2         Amended Bylaws of Pulaski Bancorp, Inc.
           4.0         Form of Common Stock Certificate*
          10.1 Employment Agreement by and between Pulaski Bancorp, M.H.C., Pulaski Savings Bank and Thomas Bentkowski*
          10.2         Employment  Agreement  by and  between  Pulaski  Bancorp,
                       M.H.C., Pulaski Savings Bank and Lee Wagstaff*
          10.3         Change  in  Control  Agreement  by  and  between  Pulaski
                       Bancorp,   M.H.C.,   Pulaski  Savings  Bank  and  Valerie
                       Kaminski*
          10.4         Amended  and  Restated   Pulaski   Bancorp,   Inc.   1997
                       Stock-Based Incentive Plan*
          10.5         Pulaski  Savings Bank Employee Stock Ownership Plan Trust
                       Agreement*
          10.6 Employment Agreement by and between Pulaski Bancorp, Inc., Pulaski Savings Bank and John T. Robertson
          11.0         Computation of Earnings Per Share
          13.0         Portions of the 2000 Annual Report to Stockholders
          21.0         Subsidiary   information   is   incorporated   herein  by
                       reference to "Part I - Business - Subsidiary Activities"

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

Date:  March 15, 2001                       PULASKI SAVINGS BANK


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

Signature                             Title                             Date

 /s/Thomas Bentkowski        President, Chief Executive           March 15, 2001
---------------------        Officer and Director
Thomas Bentkowski            (principal executive officer)


/s/John T. Robertson         Executive Vice President,            March 15, 2001
--------------------         Chief Operating Officer and
John T. Robertson            Director


/s/Edward J. Mizerski        Chairman of the Board and            March 15, 2001
---------------------        Director
Edward J. Mizerski


/s/Peter C. Pietrucha        Vice Chairman of the Board           March 15, 2001
---------------------        and Director
Peter C. Pietrucha


/s/Eugene J. Bogucki, M.D.   Director                             March 15, 2001
-------------------------
Eugene J. Bogucki, M.D.


/s/Anthony C. Majeski        Director                             March 15, 2001
---------------------
Anthony C. Majeski


Walter F. Rusak              Director                             March 15, 2001
---------------
Walter F. Rusak


/s/Lee Wagstaff              Vice President, Chief Financial      March 15, 2001
---------------              Officer and Treasurer
Lee Wagstaff                 (principal financial and
                             accounting officer)