Form 10QSB
period 2001-03-31
PULASKI BANCORP INC
filed 2001-05-14
CIK 1089624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)


  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2001

                             OR

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission File Number 0-26681



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

      As of May 2, 2001, 1,920,845 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No  [ X ]

                      PULASKI BANCORP, INC. AND SUBSIDIARY


                                      INDEX

                                                                                 Page
                                                                                 Number
                                                                              -----------

PART I               FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Statements of Financial Condition as of
                      March 31, 2001 and December 31, 2000 (Unaudited)             1


                     Consolidated Statements of Income for the Three Months
                      Ended March 31, 2001 and 2000 (Unaudited)                    2


                     Consolidated Statements of Comprehensive Income for the
                      Three Months Ended  March 31, 2001 and 2000                  3
                      (Unaudited)


                     Consolidated Statements of Cash Flows for the Three
                      Months Ended March 31, 2001 and 2000 (Unaudited)           4 - 5


                     Notes to Consolidated Financial Statements                    6


          Item 2.    Management's Discussion and Analysis or Plan of Operation   7 - 11



PART II              OTHER INFORMATION

          Item 1.    Legal Proceedings                                             12
          Item 2.    Changes in Securities                                         12
          Item 3.    Defaults Upon Senior Securities                               12
          Item 4.    Submission of Matters to a Vote of Security Holders        12 - 13
          Item 5.    Other Information                                             13
          Item 6.    Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                         14


                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


Assets
------                                                                      March 31,          December 31,
                                                                              2001                2000
                                                                          -------------       -------------
                                                                                      (Unaudited)

Cash and amounts due from depository institutions                         $   3,857,378       $   4,193,914
Interest-bearing deposits in other banks                                      8,515,650           3,546,318
Federal funds sold                                                            7,550,000           1,950,000
                                                                          -------------       -------------

         Total cash and cash equivalents                                     19,923,028           9,690,232

Term deposits                                                                    99,000              99,000
Securities available for sale                                                 6,458,826           6,326,981
Investment securities held to maturity                                        4,947,743           6,947,582
Mortgage-backed securities held to maturity                                  57,351,817          60,614,491
Loans receivable                                                            144,837,096         152,287,340
Premises and equipment                                                        4,000,367           4,060,664
Federal Home Loan Bank stock, at cost                                         2,350,000           2,350,000
Interest receivable                                                           1,306,341           1,437,088
Other assets                                                                    659,797             715,747
                                                                          -------------       -------------

         Total assets                                                     $ 241,934,015       $ 244,529,125
                                                                          =============       =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                                  $ 197,225,283       $ 189,332,804
Advances from Federal Home Loan Bank of New York                             18,000,000          29,000,000
Advance payments by borrowers for taxes                                         957,724             958,747
Other liabilities                                                             1,058,941             842,931
                                                                          -------------       -------------

         Total liabilities                                                  217,241,948         220,134,482
                                                                          -------------       -------------

Stockholders' equity

Preferred stock; $.01 par value; authorized 2,000,000 shares; issued
  and outstanding-none                                                               --                  --
Common stock; par value $.01; authorized 13,000,000
  shares; 2,108,088 shares issued 2001 and 2000; 1,920,845 shares
  (2001) and 1,925,845 shares (2000) outstanding                                 21,081              21,081
Paid-in capital                                                               9,807,702           9,805,369
Retained earnings-substantially restricted                                   16,779,268          16,542,655
Unearned Incentive Plan Award shares                                           (238,262)           (276,350)
Unearned Employee Stock Ownership Plan shares                                   (57,296)           (101,936)
Accumulated other comprehensive income-
  Unrealized (loss) on securities
  available for sale, net                                                       (19,000)            (51,000)
Treasury stock, at cost; 187,243 shares (2001)
  and 182,243 shares (2000)                                                  (1,601,426)         (1,545,176)
                                                                          -------------       -------------

         Total stockholders' equity                                          24,692,067          24,394,643
                                                                          -------------       -------------

         Total liabilities and stockholders' equity                       $ 241,934,015       $ 244,529,125
                                                                          =============       =============


See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                           2001             2000
                                                         ----------      ----------
                                                                (Unaudited)
Interest income:
        Loans                                            $3,061,979      $2,732,753
        Mortgage-backed securities held to maturity       1,011,084       1,104,486
        Investment securities held to maturity              104,407         111,991
        Securities available for sale                        99,845          88,189
        Other interest-earning assets                       166,721          76,323
                                                         ----------      ----------

              Total interest income                       4,444,036       4,113,742
                                                         ----------      ----------

Interest expense:
        Deposits                                          2,341,665       1,779,779
        Advances and other borrowed money                   340,095         581,772
                                                         ----------      ----------

              Total interest expense                      2,681,760       2,361,551
                                                         ----------      ----------

Net interest income                                       1,762,276       1,752,191
Provision for loan losses                                    25,000          25,000
                                                         ----------      ----------

Net interest income after provision for loan losses       1,737,276       1,727,191
                                                         ----------      ----------

Non-interest income:
        Fees and service charges                             64,866          53,693
        Trading account income                               25,654         221,541
        Miscellaneous                                        12,879           5,598
                                                         ----------      ----------

              Total non-interest income                     103,399         280,832
                                                         ----------      ----------

Non-interest expenses:
        Salaries and employee benefits                      796,321         744,132
        Net occupancy expense of premises                   146,555         144,913
        Equipment                                           106,802         103,759
        Advertising                                          42,745          21,570
        Loss on foreclosed real estate                           --           3,394
        Federal insurance premium                             9,180           8,972
        Miscellaneous                                       236,749         234,646
                                                         ----------      ----------

              Total non-interest expenses                 1,338,352       1,261,386
                                                         ----------      ----------

Income before income taxes                                  502,323         746,637
Income taxes                                                194,354         280,367
                                                         ----------      ----------

Net income                                               $  307,969      $  466,270
                                                         ==========      ==========

Net income per common shares:
        Basic/diluted                                    $     0.16      $     0.24
                                                         ==========      ==========

Dividends declared per common share                      $     0.09      $     0.08
                                                         ==========      ==========

Weighted average number of shares outstanding:
        Basic/diluted                                     1,903,295       1,956,846
                                                         ==========      ==========


 See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                  Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                               2001             2000
                                                             ----------      ----------
                                                                    (Unaudited)
Net income                                                    $ 307,969        $ 466,270

Other comprehensive income - unrealized holding gain (loss)
  on securities available for sale, net of income taxes          32,000          (29,520)
                                                              ---------        ---------

Comprehensive income                                          $ 339,969        $ 436,750
                                                              =========        =========








See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                     2001                 2000
                                                                                 ------------         ------------
                                                                                             (Unaudited)
Cash flows from operating activities:
       Net income                                                                $    307,969         $    466,270
       Adjustments to reconcile net income to
        cash provided by operating activities:
            Depreciation and amortization of premises and equipment                    72,325               70,794
            Loss on sale of equipment                                                   2,413                   --
            Accretion of discounts and amortization of premium, net                     3,958               10,812
            Accretion of deferred loan fees and discounts                            (101,536)             (81,318)
            Provision for loan losses                                                  25,000               25,000
            Purchase of trading account securities                                 (2,237,579)          (1,091,260)
            Proceeds from sales of trading account securities                       2,263,233            3,168,027
            Realized gains on sales of trading account securities                     (25,654)            (103,392)
            Unrealized (gain) on trading account securities                                --             (118,149)
            Decrease (increase) in interest receivable                                130,747              (76,435)
            Decrease (increase) in other assets                                        55,950             (196,946)
            Increase in interest payable on deposits                                  117,954               37,082
            Increase in other liabilities                                             216,010              282,148
            ESOP committed to be released                                              47,891               37,463
            Amortization of cost of stock contributed
              to Incentive Plan                                                        38,088               38,089
                                                                                 ------------         ------------

                  Net cash provided by operating activities                           916,769            2,468,185
                                                                                 ------------         ------------

Cash flow from investing activities:
       Purchases of securities available for sale                                     (99,845)             (88,189)
       Proceeds from calls of investment securities
         held to maturity                                                           2,000,000                   --
       Principal repayments on mortgage-backed securities
         held to maturity                                                           3,258,555            3,032,704
       Purchases of loans                                                            (697,795)          (1,084,257)
       Net change in loans receivable                                               8,224,575           (1,903,171)
       Capitalized cost on real estate owned                                               --               (7,471)
       Proceeds from sales of equipment                                                27,700                   --
       Additions to premises and equipment                                            (42,141)              (9,478)
                                                                                 ------------         ------------

                  Net cash provided by (used in) investing activities              12,671,049              (59,862)
                                                                                 ------------         ------------

Cash flows from financing activities:
       Net increase in deposits                                                     7,774,525            6,244,850
       Net (decrease) in advances from Federal Home
         Loan Bank of New York                                                    (11,000,000)          (6,700,000)
       Net (decrease) increase in payments by borrowers for taxes                      (1,023)              26,328
       Cash dividends paid                                                            (72,274)             (69,023)
       Purchase of treasury stock                                                     (56,250)            (836,788)
                                                                                 ------------         ------------

                  Net cash (used in) financing activities                          (3,355,022)          (1,334,633)
                                                                                 ------------         ------------

Net increase in cash and cash equivalents                                          10,232,796            1,073,690
Cash and cash equivalents - beginning                                               9,690,232            6,770,619
                                                                                 ------------         ------------

Cash and cash equivalents - ending                                               $ 19,923,028         $  7,844,309
                                                                                 ============         ============


See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                           March 31,
                                                              ---------------------------------
                                                                  2001                 2000
                                                              ------------         ------------
                                                                          (Unaudited)
Supplemental information:
       Transfer of loans receivable to real estate owned        $       --        $   21,605

       Cash paid during the period for:
            Income taxes                                                --            42,927
            Interest on deposits and borrowings                  2,588,125         2,211,396









See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.



2.   NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the ESOP and the Incentive Plan. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares. Potential common shares related to unearned incentive plan awards, unearned ESOP shares and stock options were not dilutive during the three months ended March 31, 2001 and 2000.

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

The Company's assets at March 31, 2001 totalled $241.9 million, which represents a decrease of $2.6 million or 1.1% as compared with $244.5 million at December 31, 2000.

Cash and cash equivalents increased $10.2 million or 105.6% to $19.9 million at March 31, 2001 from $9.7 million at December 31, 2000, primarily reflecting an increase in interest-bearing deposits and federal funds sold of $5.0 million and $5.6 million, respectively. These increases resulted primarily from repayments of loans and mortgage-backed securities and calls of investment securities, coupled with increase in deposits, offset by repayments of advances from FHLB.

Term deposits at March 31, 2001 and December 31, 2000 remained the same at $99,000. Securities available for sale at March 31, 2001 increased $132,000 or 2.1% to $6.46 million when compared with $6.33 million at December 31, 2000, which resulted primarily from purchases of securities available for sale. Investment securities held to maturity at March 31, 2001 decreased $2.0 million or 29.0% to $4.9 million when compared with $6.9 million at December 31, 2000, which resulted from calls of investment securities held to maturity.

Mortgage-backed securities held to maturity decreased $3.2 million or 5.3% to $57.4 million at March 31, 2001 when compared to $60.6 million at December 31, 2000. The decrease during the three months ended March 31, 2001 resulted primarily from repayments on mortgage-backed securities of $3.3 million.

Net loans decreased $7.5 million or 4.9% to $144.8 million at March 31, 2001 as compared to $152.3 million at December 31, 2000. The decrease during the three months ended March 31, 2001, resulted primarily from loan principal repayments exceeding loan originations and purchases.

Deposits at March 31, 2001 increased $7.9 million or 4.2% to $197.2 million when compared with $189.3 million at December 31, 2000.

Advances from the Federal Home Loan Bank of New York ("FHLB") totalled $18.0 million and $29.0 million at March 31, 2001 and December 31, 2000, respectively, representing a decrease of $11.0 million or 37.9%.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Financial Condition at March 31, 2001 and December 31, 2000 (Cont'd.)


Stockholders' equity amounted to $24.7 million and $24.4 million at March 31, 2001 and December 31, 2000, respectively. During the three months ended March 31, 2001 and 2000, net income of $308,000 and $466,000, respectively, was recorded and cash dividends of $72,000 and $69,000, respectively, were paid on the common stock. During the three months ended March 31, 2001, the Company repurchased 5,000 shares of its common stock, at a price of $11.25 per share, for $56,250 under a stock repurchase program.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

Net income decreased $158,000 or 33.9% to $308,000 for the three months ended March 31, 2001 compared with $466,000 for the same 2000 period. The decrease in net income during the 2001 period resulted from increases in total interest expense and non-interest expenses combined with a decrease in non-interest income, which were partially offset by an increase in total interest income and a decrease in income taxes.

Interest income on loans increased by $329,000 or 12.0% to $3.1 million during the three months ended March 31, 2001 when compared with $2.7 million during the same 2000 period. The increase during the 2001 period resulted from an increase of 16 basis points in the yield earned on the loan portfolio along with an increase of $13.3 million in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $94,000 or 8.5% to $1.0 million during the three months ended March 31, 2001 when compared with $1.1 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $10.7 million or 15.3%, sufficient to offset an increase of 52 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, increased $4,000 or 2.0% to $204,000 during the three months ended March 31, 2001 when compared with $200,000 for the same 2000 period. The increase during the 2001 period resulted from a 16 basis point increase in the yield earned on such securities, sufficient to offset a decrease of $56,000 in the average balance of investment securities outstanding. Interest earned on other interest-earning assets increased by $91,000 or 119.7% to $167,000 during the three months ended March 31, 2001 when compared with $76,000 for the same 2000 period. The increase during the 2001 period resulted from an increase of $5.0 million or 72.8% in the average balance of other interest-earning assets outstanding, along with an increase of 125 basis points in the yield earned thereon.

Interest expense on deposits increased $562,000 or 31.6% to $2.3 million during the three months ended March 31, 2001 when compared to $1.8 million during the same 2000 period. Such increase during the 2001 period was attributable to an increase of $20.5 million or 12.2% in the average balance of interest-bearing deposits outstanding, along with an increase of 73 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $340,000 and $582,000 during the three months ended March 31, 2001 and 2000, respectively. The decrease of $242,000 during the 2001 period resulted primarily from a decrease of $15.3 million in the average balance of borrowed money along with a 19 basis point decrease in the cost of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000 (Cont'd.)

Net interest income increased $10,000 to $1.76 million during the three months ended March 31, 2001 when compared with $1.75 million during the same 2000 period. Such increase was due to an increase in total interest income of $330,000, which was sufficient to offset an increase in total interest expense of $320,000. The net interest rate spread decreased from 2.71% in 2000 to 2.55% in 2001. The decrease in the interest rate spread in 2001 resulted from an increase of 49 basis points in the cost of interest-bearing liabilities, offset by a 33 basis point increase in the yield earned on interest-earning assets. The average balance of interest-earning assets in 2001 increased by $7.6 million, offset by the increase in average interest-bearing liabilities of $5.1 million.

During the three months ended March 31, 2001 and 2000, the Bank provided $25,000 for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At March 31, 2001 and 2000, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $319,000 or .13% of total assets and $415,000 or
 .18% of total assets, respectively. At March 31, 2001 and 2000, all non-performing loans were on non-accrual status.

Non-interest income decreased by $178,000 or 63.3% to $103,000 during the three months ended March 31, 2001 when compared to $281,000 during the same 2000 period. The decrease during the 2001 period resulted primarily from a decrease of $196,000 in trading account income sufficient to offset increases in fees and service charges of $11,000 and miscellaneous income of $7,000. During the three months ended March 31, 2001, the Bank purchased and sold $2.2 million in trading securities, resulting in a realized gain of $26,000. At March 31, 2001 and December 31, 2000, the Bank had no trading account securities. During the three months ended March 31, 2000, the Bank purchased $1.1 million and sold $3.1 million in trading account securities, resulting in realized gain of $103,000, and recorded unrealized gain of $118,000.

Non-interest expenses increased by $77,000, or 6.1%, to $1.34 million during the three months ended March 31, 2001 when compared with $1.26 million during the same 2000 period. During the 2001 period, increases in salaries and employee benefits, occupancy, equipment, advertising and miscellaneous expenses of $52,000, $2,000, $3,000, $21,000 and $2,000, respectively, were partially offset by a decrease in loss on real estate owned of $3,000, when compared with the same 2000 period.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000 (Cont'd.)

Income taxes totalled $194,000 and $280,000 during the three months ended March 31, 2001 and 2000, respectively. The decrease during the 2001 period resulted primarily from a decrease in pre-tax income.

Liquidity and Capital Resources

Recent legislation repealed the Office of Thrift Supervision (the "OTS") minimum liquidity ratio requirement. OTS regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operations. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2001, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $22.6 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At March 31, 2001, advances from the FHLB amounted to $18.0 million.

During the three months ended March 31, 2001 and 2000, cash dividends paid on common stock amounted to $72,000 and $69,000, respectively. The mutual holding company waived its right to receive dividends. If the mutual holding company had not waived its right to receive dividends, the amount of such dividends, during the three months ended March 31, 2001, would have been increased by $101,000.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2001, the Bank had outstanding commitments to originate and purchase loans of $9.2 million and commitments to fund unused credit lines and construction loans in process of $22.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001, totalled $119.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its total adjusted assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at March 31, 2001 as compared to the minimum regulatory capital requirements:

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------



Liquidity and Capital Resources  (Cont'd.)

                                                                                         Capitalized Under
                                                               Minimum Capital           Prompt Corrective
                                        Actual                  Requirements             Actions Provisions
                                ---------------------      -----------------------     -----------------------
                                  Amount      Ratio          Amount       Ratio          Amount       Ratio
                                ----------  ----------     ----------   ----------     ----------   ----------
                                                            (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)      $25,623       19.30%         $10,619       8.00%       $13,274         10.00%

Tier 1 Capital
 (to risk-weighted assets)       24,430       18.40%              --         --          7,964          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)      24,430       10.11%           9,669       4.00%        12,087          5.00%

Tangible Capital
 (to adjusted total assets)      24,430       10.11%           3,626       1.50%            --            --


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




ITEM 1. Legal Proceedings

                 None.

ITEM 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
                 None.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------
                 None.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        The Annual Stockholders' Meeting was held on April 27, 2001. The following matters were submitted to the stockholders:

            1. Election of three directors:

                A. Directors elected at the meeting for terms to expire in 2004:


                                                          Number of Shares
                                                     ---------------------------
                                                         For          Withheld
                                                     ------------   ------------

                             Mr. Thomas Bentkowski     1,824,767         33,921
                             Mr. Walter F. Rusak       1,820,469         38,219
                             Mr. John T. Robertson     1,820,251         38,437



                B. The following directors' terms of office as a director
                   continued after the meeting:

                       (i)            Mr. Edward J. Mizerski
                       (ii)           Mr. Peter C. Pietrucha
                       (iii)          Dr. Eugene J. Bogucki
                       (iv)           Mr. Anthony C. Majeski

                      PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION



ITEM 4. Submission of Matters to a Vote of Security Holders  (Cont'd.)
        ---------------------------------------------------

                                                                          Number of Shares
                                                             -----------------------------------------
                                                                 For         Against       Abstained
                                                             -----------    ---------     ------------
         2.  The ratification of Radics & Co., LLC
              as independent auditors of the Company for
              the fiscal year ending December 31, 2001.        1,840,795      14,909          2,984


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


(b)            Reports on form 8-K:

                             None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                    PULASKI BANCORP, INC.


Date:   May 14, 2001                By  /s/ Thomas Bentkowski
      -------------------              ----------------------------------------
                                       Thomas Bentkowski
                                        President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:   May 14, 2001                By /s/ John T. Robertson
      -------------------              ----------------------------------------
                                       John T. Robertson
                                        Executive Vice President
                                         and Chief Operating Officer



Date:   May 14, 2001                By:  /s/ Lee Wagstaff
      -------------------               ---------------------------------------
                                        Lee Wagstaff
                                         Vice President and Treasurer
                                          (Principal Financial and
                                             Accounting Officer)