Form 10QSB
period 2001-06-30
PULASKI BANCORP INC
filed 2001-08-14
CIK 1089624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2001
                                                    -------------

                                       OR

  [   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the transition period from               to
                                ----------       -----------


                         Commission File Number 0-26681


                              PULASKI BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              FEDERALLY-CHARTERED                              22-3652847
--------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification Number)


130 Mountain Avenue, Springfield, New Jersey                         07081
--------------------------------------------------------------------------------


Issuer's telephone number, including area code                  973-564-9000
                                                               -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of August 2, 2001, 1,920,845 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No   [ X ]

                      PULASKI BANCORP, INC. AND SUBSIDIARY


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I                        FINANCIAL INFORMATION


 Item 1.  Financial Statements

                Consolidated Statements of Financial Condition as of
                 June 30, 2001 and December 31, 2000 (Unaudited)            1


                Consolidated Statements of Income for the Six and
                 Three Months Ended June 30, 2001 and 2000 (Unaudited)      2


                Consolidated Statements of Comprehensive Income for the
                 Six and Three Months Ended June 30, 2001 and 2000          3
                 (Unaudited)


                Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2001 and 2000 (Unaudited)          4 - 5


                Notes to Consolidated Financial Statements                  6


 Item 2.  Management's Discussion and Analysis or Plan of Operation      7 - 12



PART II                       OTHER INFORMATION


 Item 1.   Legal Proceedings                                                13
 Item 2.   Changes in Securities                                            13
 Item 3.   Defaults Upon Senior Securities                                  13
 Item 4.   Submission of Matters to a Vote of Security Holders              13
 Item 5.   Other Information                                                13
 Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                  14

                                   PULASKI BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              ----------------------------------------------
                                                (Unaudited)


                                                                            June 30,         December 31,
Assets                                                                        2001                2000
------                                                                   -------------      -------------
Cash and amounts due from depository institutions                        $   3,347,689      $   4,193,914
Interest-bearing deposits in other banks                                    10,634,972          3,546,318
Federal funds sold                                                           8,475,000          1,950,000
                                                                         -------------      -------------

      Total cash and cash equivalents                                       22,457,661          9,690,232

Term deposits                                                                   99,000             99,000
Trading account securities                                                     765,000               --
Securities available for sale                                                6,543,796          6,326,981
Investment securities held to maturity                                       3,947,936          6,947,582
Mortgage-backed securities held to maturity                                 60,375,832         60,614,491
Loans receivable                                                           132,217,664        152,287,340
Premises and equipment                                                       3,986,680          4,060,664
Federal Home Loan Bank stock, at cost                                        2,350,000          2,350,000
Interest receivable                                                          1,087,245          1,437,088
Other assets                                                                   793,495            715,747
                                                                         -------------      -------------

      Total assets                                                       $ 234,624,309      $ 244,529,125
                                                                         =============      =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                                 $ 193,848,460      $ 189,332,804
Advances from Federal Home Loan Bank of New York                            14,000,000         29,000,000
Advance payments by borrowers for taxes                                        952,371            958,747
Other liabilities                                                            1,240,862            842,931
                                                                         -------------      -------------

      Total liabilities                                                    210,041,693        220,134,482
                                                                         -------------      -------------

Stockholders' equity

Preferred stock; $.01 par value; authorized 2,000,000 shares; issued
  and outstanding-none                                                            --                 --
Common stock; par value $.01; authorized 13,000,000
  shares; 2,108,088 shares issued 2001 and 2000; 1,920,845 shares
  (2001) and 1,925,845 shares (2000) outstanding                                21,081             21,081
Paid-in capital                                                              9,820,587          9,805,369
Retained earnings-substantially restricted                                  16,580,203         16,542,655
Unearned Incentive Plan Award shares                                          (200,174)          (276,350)
Unearned Employee Stock Ownership Plan shares                                  (12,655)          (101,936)
Accumulated other comprehensive income-
  Unrealized (loss) on securities
  available for sale, net                                                      (25,000)           (51,000)
Treasury stock, at cost; 187,243 shares (2001)
  and 182,243 shares (2000)                                                 (1,601,426)        (1,545,176)
                                                                         -------------      -------------

      Total stockholders' equity                                            24,582,616         24,394,643
                                                                         -------------      -------------

      Total liabilities and stockholders' equity                         $ 234,624,309      $ 244,529,125
                                                                         =============      =============

See notes to consolidated financial statements.

                                         PULASKI BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          ---------------------------------
                                                     (Unaudited)



                                                              Six Months Ended               Three Months Ended
                                                                   June 30,                       June 30,
                                                       ----------------------------     ----------------------------
                                                            2001            2000            2001             2000
                                                        -----------     -----------     -----------      -----------
Interest income:
       Loans                                            $ 5,900,163     $ 5,689,071     $ 2,838,184      $ 2,956,318
       Mortgage-backed securities held to maturity        1,905,361       2,234,988         894,277        1,130,502
       Investment securities held to maturity               164,044         222,203          59,637          110,212
       Securities available for sale                        190,815         181,919          90,970           93,730
       Other interest-earning assets                        365,381         210,650         198,660          134,327
                                                        -----------     -----------     -----------      -----------

            Total interest income                         8,525,764       8,538,831       4,081,728        4,425,089
                                                        -----------     -----------     -----------      -----------

Interest expense:
       Deposits                                           4,509,336       3,653,599       2,167,671        1,873,820
       Advances and other borrowed money                    508,433       1,247,343         168,338          665,571
                                                        -----------     -----------     -----------      -----------

            Total interest expense                        5,017,769       4,900,942       2,336,009        2,539,391
                                                        -----------     -----------     -----------      -----------

Net interest income                                       3,507,995       3,637,889       1,745,719        1,885,698
Provision for loan losses                                    50,000          50,000          25,000           25,000
                                                        -----------     -----------     -----------      -----------

Net interest income after provision for loan losses       3,457,995       3,587,889       1,720,719        1,860,698
                                                        -----------     -----------     -----------      -----------

Non-interest income:
       Fees and service charges                             120,676         108,894          55,810           55,201
       Trading account income (loss)                         16,878         324,021          (8,776)         102,480
       Miscellaneous                                         25,541          10,752          12,662            5,154
                                                        -----------     -----------     -----------      -----------

            Total non-interest income                       163,095         443,667          59,696          162,835
                                                        -----------     -----------     -----------      -----------

Non-interest expenses:
       Salaries and employee benefits                     2,116,505       1,469,260       1,320,184          725,128
       Net occupancy expense of premises                    291,685         289,518         145,130          144,605
       Equipment                                            218,043         211,464         111,241          107,705
       Advertising                                           90,606          46,421          47,861           24,851
       Loss (gain) on foreclosed real estate                   --             2,889            --               (505)
       Federal insurance premium                             18,119          17,741           8,939            8,769
       Miscellaneous                                        577,864         450,904         341,115          216,258
                                                        -----------     -----------     -----------      -----------

            Total non-interest expenses                   3,312,822       2,488,197       1,974,470        1,226,811
                                                        -----------     -----------     -----------      -----------

Income (loss) before income taxes (benefit)                 308,268       1,543,359        (194,055)         796,722
Income taxes (benefit)                                      128,007         575,652         (66,347)         295,285
                                                        -----------     -----------     -----------      -----------

Net income (loss)                                       $   180,261     $   967,707     $  (127,708)     $   501,437
                                                        ===========     ===========     ===========      ===========

Net income (loss) per common share:
       Basic/diluted                                    $      0.09     $      0.50     $     (0.07)     $      0.26
                                                        ===========     ===========     ===========      ===========

Dividends declared per common share                     $      0.18     $      0.16     $      0.09      $      0.08
                                                        ===========     ===========     ===========      ===========

Weighted average number of share outstanding:
       Basic/diluted                                      1,904,831       1,941,867       1,906,386        1,926,888
                                                        ===========     ===========     ===========      ===========

See notes to consolidated financial statements.



                                  PULASKI BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            -----------------------------------------------
                                              (Unaudited)



                                                    Six Months Ended             Three Months Ended
                                                         June 30,                     June 30,
                                                 -----------------------      ------------------------
                                                    2001          2000           2001          2000
                                                 ---------     ---------      ---------      ---------
Net income (loss)                                $ 180,261     $ 967,707      $(127,708)     $ 501,437
Other comprehensive income-unrealized
 holding gain (loss) on securities available
 for sale, net of income taxes                      26,000       (41,520)        (6,000)       (12,000)
                                                 ---------     ---------      ---------      ---------

Comprehensive income (loss)                      $ 206,261     $ 926,187      $(133,708)     $ 489,437
                                                 =========     =========      =========      =========


See notes to consolidated financial statements.

                                     PULASKI BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                                 (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                              ------------------------------
                                                                                   2001               2000
                                                                              ------------      ------------
Cash flows from operating activities:
      Net income                                                              $    180,261      $    967,707
      Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization of premises and equipment                   146,779           145,494
         Loss on sale of equipment                                                   2,413              --
         Accretion of discounts and amortization of premium, net                    15,656           (11,850)
         Accretion of deferred fees and discounts                                 (249,567)         (184,471)
         Provision for loan losses                                                  50,000            50,000
         Purchase of trading account securities                                 (5,398,971)       (2,854,120)
         Proceeds from sales of trading account securities                       4,650,849         3,630,167
         Realized gains on sale of trading account securities                      (33,074)          (99,827)
         Unrealized loss (gain) of trading account securities                       16,196          (224,193)
         (Gain) on sale of real estate owned                                          --                (906)
         Decrease (increase)in interest receivable                                 349,843          (140,560)
         (Increase) in other assets                                                (77,748)         (186,045)
         (Decrease) increase in interest payable on deposits                      (959,644)           88,254
         Increase in other liabilities                                             397,931           265,388
         ESOP committed to be released                                             106,334            73,207
         Amortization of cost of stock contributed to Incentive Plan                76,176            76,176
                                                                              ------------      ------------

            Net cash (used in) provided by operating activities                   (726,566)        1,594,421
                                                                              ------------      ------------

Cash flow from investing activities:
      Purchase of securities available for sale                                   (190,815)         (181,919)
      Purchases of investment securities held to maturity                       (1,000,000)             --
      Proceeds from calls of investment securities held to maturity              4,000,000              --
      Purchases of mortgage-backed securities held to maturity                  (6,174,585)             --
      Principal repayments on mortgage backed securities held to maturity        6,397,234         5,927,407
      Purchases of loans                                                        (1,565,750)       (4,559,383)
      Net change in loans receivable                                            21,834,993        (9,148,005)
      Capitalized cost on real estate owned                                           --              (7,471)
      Proceeds from sales of real estate owned                                        --              50,728
      Proceeds from sales of equipment                                              27,700              --
      Additions to premises and equipment                                         (102,908)          (26,544)
      Purchase of Federal Home Loan Bank of New York stock                            --            (250,000)
                                                                              ------------      ------------

            Net cash provided by (used in) investing activities                 23,225,869        (8,195,187)
                                                                              ------------      ------------

Cash flow from financing activities:
      Net increase in deposits                                                   5,475,300         5,216,320
      Net (decrease) increase in advances from Federal Home Loan
        Bank of New York                                                       (15,000,000)        1,000,000
      Net (decrease) increase in payments by borrowers for taxes                    (6,376)           64,998
      Cash dividends paid                                                         (144,548)         (136,362)
      Purchase of treasury stock                                                   (56,250)       (1,004,832)
                                                                              ------------      ------------

            Net cash (used in) provided by financing activities                 (9,731,874)        5,140,124
                                                                              ------------      ------------

Net increase (decrease) in cash and cash equivalents                            12,767,429        (1,460,642)
Cash and cash equivalents - beginning                                            9,690,232         6,770,619
                                                                              ------------      ------------

Cash and cash equivalents - ending                                            $ 22,457,661      $  5,309,977
                                                                              ============      ============

See notes to consolidated financial statements.



                         PULASKI BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                     (Unaudited)



                                                               Six Months Ended
                                                                     June 30,
                                                            -------------------------
                                                               2001           2000
                                                            ----------     ----------
Supplemental information:
      Transfer of loans receivable to real estate owned     $     --       $   21,605
      Cash paid during the period for:
         Income taxes                                          395,000        696,697
         Interest on deposits and borrowings                 4,017,269      4,654,676





See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-B and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.



2.  NET INCOME PER COMMON SHARE
-------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the ESOP and the Incentive Plan. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares. Potential common shares related to unearned amended and restated Pulaski Bancorp, Inc. 1997 Stock-Based incentive plan awards, unearned ESOP shares and stock options were not dilutive during the three and six months ended June 30, 2001 and 2000.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

The Company's assets at June 30, 2001 totalled $234.6 million, which represents a decrease of $9.9 million or 4.1% as compared with $244.5 million at December 31, 2000.

Cash and cash equivalents increased $12.8 million or 132.0% to $22.5 million at June 30, 2001 from $9.7 million at December 31, 2000, primarily reflecting an increase in interest-bearing deposits and federal funds sold of $7.1 million and $6.5 million, respectively. These increases resulted primarily from repayments of loans and mortgage-backed securities and calls of investment securities, coupled with an increase in deposits, partially offset by repayments of advances from FHLB.

Trading account securities amounted to $765,000 at June 30, 2001. At December 31, 2000, there were no trading account securities.

Term deposits at June 30, 2001 and December 31, 2000 remained the same at $99,000. Securities available for sale at June 30, 2001 increased $217,000 or 3.4% to $6.54 million when compared with $6.33 million at December 31, 2000, which resulted primarily from purchases of securities available for sale. Investment securities held to maturity at June 30, 2001 decreased $3.0 million or 43.2% to $3.9 million when compared with $6.9 million at December 31, 2000, which resulted from calls of investment securities held to maturity of $4.0 million offset by purchases of such securities of $1.0 million.

Mortgage-backed securities held to maturity decreased $239,000 to $60.4 million at June 30, 2001 when compared to $60.6 million at December 31, 2000. The decrease during the six months ended June 30, 2001 resulted primarily from repayments on mortgage-backed securities of $6.4 million sufficient to offset by purchases of $6.2 million.

Net loans decreased $20.1 million or 13.2% to $132.2 million at June 30, 2001 as compared to $152.3 million at December 31, 2000. The decrease during the six months ended June 30, 2001, resulted primarily from loan principal repayments exceeding loan originations and purchases.

Deposits at June 30, 2001 increased $4.5 million or 2.4% to $193.8 million when compared with $189.3 million at December 31, 2000.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Advances from the Federal Home Loan Bank of New York ("FHLB") totalled $14.0 million and $29.0 million at June 30, 2001 and December 31, 2000, respectively, representing a decrease of $15.0 million or 51.7%.

Stockholders' equity amounted to $24.6 million and $24.4 million at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001 and 2000, net income of $180,000 and $968,000, respectively, was recorded and cash dividends of $145,000 and $136,000, respectively, were paid on the common stock. During the six months ended June 30, 2001, the Company repurchased 5,000 shares of its common stock, at a price of $11.25 per share, for $56,250 under a stock repurchase program.


Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

During the three months ended June 30, 2001, the Company recorded a net loss of $128,000 compared with a net income of $501,000 for the same 2000 period. The decrease in net income during the 2001 period resulted from decreases in total interest income and non-interest income combined with an increase in non-interest expenses, which were partially offset by decreases in total interest expense and income taxes. During the three months ended June 30, 2001, the results included a non-recurring pre-tax charge of $482,000 (after tax charge of $308,000) relating to the retirement of the Company's former President and Chief Executive Officer. The Company's net income for the quarter ended June 30, 2001 was $181,000, excluding the non-recurring item.

Interest income on loans decreased by $118,000 or 4.0% to $2.84 million during the three months ended June 30, 2001 when compared with $2.96 million during the same 2000 period. The decrease during the 2001 period resulted from a decrease of 4 basis points in the yield earned on the loan portfolio along with a decrease of $5.0 million, or 3.5%, in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $237,000 or 21.0% to $894,000 during the three months ended June 30, 2001 when compared with $1.1 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $7.8 million or 11.6%, along with a decrease of 71 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $53,000 or 26.0% to $151,000 during the three months ended June 30, 2001 when compared with $204,000 for the same 2000 period. The decrease during the 2001 period resulted from a 68 basis point decrease in the yield earned on such securities, along with a decrease of $2.3 million in the average balance of investment securities outstanding. Interest earned on other interest-earning assets increased by $65,000 or 48.5% to $199,000 during the three months ended June 30, 2001 when compared with $134,000 for the same 2000 period. The increase during the 2001 period resulted from an increase of $9.8 million or 119.3% in the average balance of other interest-earning assets outstanding, sufficient to offset a decrease of 210 basis points in the yield earned thereon.

Interest expense on deposits increased $294,000 or 15.7% to $2.2 million during the three months ended June 30, 2001 when compared to $1.9 million during the same 2000 period. Such increase during the 2001 period was attributable to an increase of $19.7 million or 11.6% in the average balance of interest-bearing deposits outstanding, along with an increase of 16 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $168,000 and $666,000 during the three months ended June 30, 2001 and 2000, respectively. The decrease of $498,000 during the 2001 period resulted primarily from a decrease of $27.7 million or 66.1% in the average balance of borrowed money along with a 161 basis point decrease in the cost of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Three Months Ended June 30, 2001 and 2000 (Cont'd.)

Net interest income decreased $140,000 to $1.75 million during the three months ended June 30, 2001 when compared with $1.89 million during the same 2000 period. Such decrease was due to a decrease in total interest income of $343,000, which was sufficient to offset a decrease in total interest expense of $203,000. The net interest rate spread decreased from 2.84% in 2000 to 2.62% in 2001. The decrease in the interest rate spread in 2001 resulted from a decrease of 42 basis points in the yield on interest-earning assets, offset by a 20 basis point decrease in the cost of interest-bearing liabilities. The average balance of interest-earning assets in 2001 decreased by $5.2 million, offset by the decrease in average interest-bearing liabilities of $8.1 million.

During the three months ended June 30, 2001 and 2000, the Bank provided $25,000 for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At June 30, 2001 and 2000, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $811,000 or .35% of total assets and $402,000 or
 .17% of total assets, respectively. At June 30, 2001, of $811,000 non-performing loans, $599,000 were accruing interest and $212,000 were placed on a non-accrual basis. At June 30, 2000, all non-performing loans were on non-accrual status.

Non-interest income decreased by $103,000 or 63.2% to $60,000 during the three months ended June 30, 2001 when compared to $163,000 during the same 2000 period. The decrease during the 2001 period resulted primarily from a decrease of $111,000 in trading account income sufficient to offset increases in fees and service charges of $1,000 and miscellaneous income of $8,000. During the three months ended June 30, 2001, the Bank purchased and sold $3.2 million and $2.4 million, respectively, in trading securities, resulting in a realized gain of $7,000 and recorded an unrealized loss of $16,000. During the three months ended June 30, 2000, the Bank purchased $1.8 million and sold $462,000 in trading account securities, resulting in realized loss of $4,000, and recorded unrealized gain of $106,000. At June 30, 2001 trading account securities amounted to $765,000. At December 31, 2000, the Bank had no trading account securities.

Non-interest expenses increased by $747,000, or 60.9%, to $1.97 million during the three months ended June 30, 2001 when compared with $1.23 million during the same 2000 period. During the 2001 period, there were increases in salaries and employee benefits, equipment, advertising, loss on foreclosed real estate and miscellaneous expenses of $595,000, $3,000, $23,000, $1,000 and $125,000, respectively, when compared with the same 2000 period. The increase during 2001 in salaries and employee benefits primarily resulted from a non-recurring expense of $482,000 (after tax charge of $308,000) relating to the retirement of the Company's former President and Chief Executive Officer.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Three Months Ended June 30, 2001 and 2000 (Cont'd.)

Income taxes (benefit) totalled $(66,000) and $295,000 during the three months ended June 30, 2001 and 2000, respectively. The decrease during the 2001 period resulted primarily from a decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

Net income decreased $788,000 or 81.4% to $180,000 for the six months ended June 30, 2001 compared with $968,000 for the same 2000 period. The decrease in net income during the 2001 period resulted from decreases in total interest income and non-interest income combined with increases in total interest expense and non-interest expenses, which were partially offset by a decrease in income taxes. During the six months ended June 30, 2001, the results included a non-recurring pre-tax charge of $482,000 (after tax charge of $308,000) relating to the retirement of the Company's former President and Chief Executive Officer. The Company's net income for the six months ended June 30, 2001 was $488,000, excluding the non-recurring item.

Interest income on loans increased by $211,000 or 3.7% to $5.9 million during the six months ended June 30, 2001 when compared with $5.7 million during the same 2000 period. The increase during the 2001 period resulted from an increase of 8 basis points in the yield earned on the loan portfolio along with an increase of $3.7 million, or 2.6%, in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $330,000 or 14.8% to $1.9 million during the six months ended June 30, 2001 when compared with $2.2 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $9.0 million or 13.1%, along with a decrease of 12 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $49,000 or 12.1% to $355,000 during the six months ended June 30, 2001 when compared with $404,000 for the same 2000 period. The decrease during the 2001 period resulted from a 24 basis point decrease in the yield earned on such securities, along with a decrease of $1.1 million or 8.6% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets increased by $154,000 or 73.0% to $365,000 during the six months ended June 30, 2001 when compared with $211,000 for the same 2000 period. The increase during the 2001 period resulted from an increase of $7.6 million or 103.3% in the average balance of other interest-earning assets outstanding, sufficient to offset a decrease of 86 basis points in the yield earned thereon.

Interest expense on deposits increased $855,000 or 23.4% to $4.5 million during the six months ended June 30, 2001 when compared to $3.7 million during the same 2000 period. Such increase during the 2001 period was attributable to an increase of $20.4 million or 12.1% in the average balance of interest-bearing deposits outstanding, along with an increase of 44 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $508,000 and $1.2 million during the six months ended June 30, 2001 and 2000, respectively. The decrease of $739,000 during the 2001 period resulted primarily from a decrease of $21.5 million or 53.4% in the average balance of borrowed money along with a 78 basis point decrease in the cost of borrowed money.

Net interest income decreased $130,000 to $3.5 million during the six months ended June 30, 2001 when compared with $3.6 million during the same 2000 period. Such increase was due to a decrease in total interest income of $13,000, along with an increase in total interest expense of $117,000. The net interest rate spread decreased from 2.76% in 2000 to 2.57% in 2001. The decrease in the interest rate spread in 2001 resulted from an increase of 14 basis points in the cost of interest-bearing liabilities, along with a 5 basis point decrease in the yield earned on interest-earning assets.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000 (Cont'd.)

During each of the six months ended June 30, 2001 and 2000, the Bank provided $50,000 for loan losses.

Non-interest income decreased by $281,000 or 63.2% to $163,000 during the six months ended June 30, 2001 when compared to $444,000 during the same 2000 period. The decrease during the 2001 period resulted primarily from a decrease of $307,000 in trading account income sufficient to offset increases in fees and service charges of $12,000 and miscellaneous income of $15,000. During the six months ended June 30, 2001, the Bank purchased and sold $5.4 million and $4.7 million, respectively, in trading securities, resulting in realized gains of $33,000 and unrealized loss of $16,000. During the six months ended June 30, 2000, the Bank purchased $2.9 million and sold $3.6 million in trading account securities, resulting in realized gains of $100,000, and recorded unrealized gain of $224,000.

Non-interest expenses increased by $825,000, or 33.2%, to $3.3 million during the six months ended June 30, 2001 when compared with $2.5 million during the same 2000 period. During the 2001 period, increases in salaries and employee benefits, net occupancy expense, equipment, advertising and miscellaneous expenses of $648,000, $2,000, $7,000, $45,000 and $127,000, respectively, were partially offset by a decrease in loss on real estate owned of $3,000, when compared with the same 2000 period. The increase during 2001 in salaries and employee benefits primarily resulted from a non-recurring expense of $482,000 (after tax charge of $308,000) relating to a negotiated settlement on the retirement of the former Company's President and Chief Executive Officer.

Income taxes totalled $128,000 and $576,000 during the six months ended June 30, 2001 and 2000, respectively. The decrease during the 2001 period resulted primarily from a decrease in pre-tax income.


Liquidity and Capital Resources

The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2001, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $25.8 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 2001, advances from the FHLB amounted to $14.0 million.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Liquidity and Capital Resources  (Cont'd.)

During the six months ended June 30, 2001 and 2000, cash dividends paid on common stock amounted to $145,000 and $136,000, respectively. Pulaski Bancorp, M.H.C. (the "MHC"), the mutual holding company for the Company waived its right to receive dividends. If the MHC had not waived its right to receive dividends, the amount of such dividends, during the three and six months ended June 30, 2001, would have been increased by $101,000 and $201,000, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2001, the Bank had outstanding commitments to originate and purchase loans of $11.5 million, commitments to fund unused credit lines and construction loans in process of $17.3 million and commitments to purchase investment securities of $2.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totalled $108.7 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under Office of Thrift Supervision regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its total adjusted assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 2001 as compared to the minimum regulatory capital requirements:

                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                  Minimum Capital                Prompt Corrective
                                      Actual                        Requirements                 Actions Provisions
                              --------------------------    -----------------------------   -----------------------------
                               Amount          Ratio           Amount           Ratio          Amount           Ratio
                              -----------    -----------    --------------   ------------   --------------   ------------
                                                               (Dollars in Thousands)

Total Capital
 (to risk-weighted assets)      $ 25,051         21.56%           $ 9,295          8.00%         $ 11,619         10.00%

Tier 1 Capital
 (to risk-weighted assets)        23,833         20.51%                   -           -           $ 6,971          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)       23,833         10.16%           $ 9,386          4.00%         $ 11,733          5.00%

Tangible Capital
 (to adjusted total assets)       23,833         10.16%           $ 3,520          1.50%                -            -


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

ITEM 2. Changes in Securities and Use of Proceeds
        -----------------------------------------


          None.


ITEM 3. Defaults Upon Senior Securities
        -------------------------------
          None.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          This information was reported in the Company's Form 10-QSB for the quarter ended March 31, 2001.


ITEM 5. Other Information
        -----------------

          None.


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


(b)      Reports on Form 8-K:

              On June 1, 2001, the Company filed a current report on Form 8-K, reporting that on May 25, 2001, the Company announced that Thomas Bentkowski resigned as President and Chief Executive Officer of the Company and the Company's wholly-owned subsidiary, the Bank, effective May 31, 2001. The Board of Directors of the Company and the Bank named John T. Robertson, Executive Vice President, to replace Mr. Bentkowski as President and Chief Executive Officer effective June 1, 2001.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                           PULASKI BANCORP, INC.


Date:  August 14, 2001            By     /s/ John T. Robertson
      -------------------                ---------------------
                                         John T. Robertson
                                           President and Chief Executive Officer
                                             (Principal Executive Officer)




Date:  August 14, 2001            By:     /s/ Lee Wagstaff
      -------------------                 ----------------
                                          Lee Wagstaff
                                            Vice President and Treasurer
                                              (Principal Financial and
                                                 Accounting Officer)