Form 10QSB
period 2001-09-30
PULASKI BANCORP INC
filed 2001-11-13
CIK 1089624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


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

      As of November 2, 2001, 1,920,845 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]    No [X]

                      PULASKI BANCORP, INC. AND SUBSIDIARY


                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------

PART I                            FINANCIAL INFORMATION
                Item 1.  Financial Statements

                             Consolidated Statements of Financial Condition as of
                              September 30, 2001 and December 31, 2000 (Unaudited)               1


                             Consolidated Statements of Income for the Nine and
                              Three Months Ended September 30, 2001 and 2000 (Unaudited)         2


                             Consolidated Statements of Comprehensive Income for the
                              Nine and Three Months Ended September 30, 2001 and 2000            3
                              (Unaudited)


                             Consolidated Statements of Cash Flows for the Nine
                              Months Ended September 30, 2001 and 2000 (Unaudited)              4-5


                             Notes to Consolidated Financial Statements                          6


                Item 2.   Management's Discussion and Analysis or Plan of Operation             7-12


PART II                          OTHER INFORMATION

                Item 1.  Legal Proceedings                                                      13
                Item 2.  Changes in Securities and Use of Proceeds                              13
                Item 3.  Defaults Upon Senior Securities                                        13
                Item 4.  Submission of Matters to a Vote of Security Holders                    13
                Item 5.  Other Information                                                      13
                Item 6.  Exhibits and Reports on Form 8-K                                       13

SIGNATURES                                                                                      14

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                          September 30,        December 31,
                                                                              2001                2000
Assets                                                                    -------------       -------------
------
Cash and amounts due from depository institutions                         $   3,062,223       $   4,193,914
Interest-bearing deposits in other banks                                     14,791,849           3,546,318
Federal funds sold                                                            1,200,000           1,950,000
                                                                          -------------       -------------

       Total cash and cash equivalents                                       19,054,072           9,690,232

Term deposits                                                                    99,000              99,000
Securities available for sale                                                 6,636,245           6,326,981
Investment securities held to maturity                                        2,947,568           6,947,582
Mortgage-backed securities held to maturity                                  63,429,891          60,614,491
Loans receivable                                                            137,949,560         152,287,340
Premises and equipment                                                        4,001,634           4,060,664
Federal Home Loan Bank stock, at cost                                         1,488,700           2,350,000
Interest receivable                                                           1,116,398           1,437,088
Other assets                                                                    872,964             715,747
                                                                          -------------       -------------

       Total assets                                                       $ 237,596,032       $ 244,529,125
                                                                          =============       =============

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits                                                                  $ 196,559,438       $ 189,332,804
Advances from Federal Home Loan Bank of New York                             14,000,000          29,000,000
Advance payments by borrowers for taxes                                         843,753             958,747
Other liabilities                                                             1,235,546             842,931
                                                                          -------------       -------------

       Total liabilities                                                    212,638,737         220,134,482
                                                                          -------------       -------------

Stockholders' equity
--------------------

Preferred stock; $.01 par value; authorized 2,000,000 shares; issued
  and outstanding-none                                                               --                  --
Common stock; par value $.01; authorized 13,000,000
  shares; 2,108,088 shares issued 2001 and 2000; 1,920,845 shares
  (2001) and 1,925,845 shares (2000) outstanding                                 21,081              21,081
Paid-in capital                                                               9,829,231           9,805,369
Retained earnings-substantially restricted                                   16,889,791          16,542,655
Unearned Incentive Plan Award shares                                           (169,382)           (276,350)
Unearned Employee Stock Ownership Plan shares                                        --            (101,936)
Accumulated other comprehensive income-
  Unrealized (loss) on securities
  available for sale, net                                                       (12,000)            (51,000)
Treasury stock, at cost; 187,243 shares (2001)
  and 182,243 shares (2000)                                                  (1,601,426)         (1,545,176)
                                                                          -------------       -------------

       Total stockholders' equity                                            24,957,295          24,394,643
                                                                          -------------       -------------

       Total liabilities and stockholders' equity                         $ 237,596,032       $ 244,529,125
                                                                          =============       =============

See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Nine Months Ended               Three Months Ended
                                                                 September 30,                    September 30,
                                                         ----------------------------      ----------------------------
                                                            2001              2000             2001            2000
                                                         -----------      -----------      -----------      -----------
Interest income:
        Loans                                            $ 8,462,435      $ 8,828,413      $ 2,562,272      $ 3,139,342
        Mortgage-backed securities held to maturity        2,800,646        3,375,162          895,285        1,140,174
        Investment securities held to maturity               240,346          335,467           76,302          113,264
        Securities available for sale                        270,264          284,196           79,449          102,277
        Other interest-earning assets                        535,125          355,060          169,744          144,410
                                                         -----------      -----------      -----------      -----------

             Total interest income                        12,308,816       13,178,298        3,783,052        4,639,467
                                                         -----------      -----------      -----------      -----------

Interest expense:
        Deposits                                           6,336,176        5,820,921        1,826,840        2,167,322
        Advances and other borrowed money                    662,646        1,864,458          154,213          617,115
                                                         -----------      -----------      -----------      -----------

             Total interest expense                        6,998,822        7,685,379        1,981,053        2,784,437
                                                         -----------      -----------      -----------      -----------

Net interest income                                        5,309,994        5,492,919        1,801,999        1,855,030
Provision for loan losses                                     53,333           66,000            3,333           16,000
                                                         -----------      -----------      -----------      -----------

Net interest income after provision for loan losses        5,256,661        5,426,919        1,798,666        1,839,030
                                                         -----------      -----------      -----------      -----------

Non-interest income:
        Fees and service charges                             181,315          169,176           60,639           60,282
        Trading account income                                62,914          357,784           46,036           33,763
        Miscellaneous                                         38,225           15,835           12,684            5,083
                                                         -----------      -----------      -----------      -----------

             Total non-interest income                       282,454          542,795          119,359           99,128
                                                         -----------      -----------      -----------      -----------

Non-interest expenses:
        Salaries and employee benefits                     2,861,090        2,204,755          744,585          735,495
        Net occupancy expense of premises                    443,825          417,365          152,140          127,847
        Equipment                                            333,047          312,265          115,004          100,801
        Advertising                                          112,883           68,255           22,277           21,834
        Federal insurance premium                             27,327           26,729            9,208            8,988
        Miscellaneous                                        842,873          659,538          265,009          205,745
                                                         -----------      -----------      -----------      -----------

             Total non-interest expenses                   4,621,045        3,688,907        1,308,223        1,200,710
                                                         -----------      -----------      -----------      -----------

Income before income taxes                                   918,070        2,280,807          609,802          737,448
Income taxes                                                 351,331          845,947          223,324          270,295
                                                         -----------      -----------      -----------      -----------

Net income                                               $   566,739      $ 1,434,860      $   386,478      $   467,153
                                                         ===========      ===========      ===========      ===========

Net income per common share:
        Basic/diluted                                    $      0.30      $      0.74      $      0.21      $      0.24
                                                         ===========      ===========      ===========      ===========

Dividends declared per common share                      $      0.28      $      0.24      $      0.10      $      0.08
                                                         ===========      ===========      ===========      ===========

Weighted average number of shares outstanding:
        Basic/diluted                                      1,906,873        1,934,647        1,910,973        1,920,372
                                                         ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                              Nine Months Ended                  Three Months Ended
                                                                 September 30,                      September 30,
                                                          ----------------------------       ----------------------------
                                                             2001             2000              2001              2000
                                                          -----------      -----------       -----------      -----------

        Net income                                        $   566,739      $ 1,434,860       $   386,478      $   467,153
        Other comprehensive income-unrealized
         holding gain (loss) on securities available
         for sale, net of income taxes                         39,000          (29,520)           13,000           12,000
                                                          -----------      -----------       -----------      -----------

        Comprehensive income                              $   605,739      $ 1,405,340       $   399,478      $   479,153
                                                          ===========      ===========       ===========      ===========


See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
Cash flows from operating activities:
       Net income                                                               $    566,739       $  1,434,860
       Adjustments to reconcile net income to
        cash provided by operating activities:
          Depreciation and amortization of premises and equipment                    218,062            192,158
          Loss on sale of equipment                                                    2,413                 --
          Accretion of discounts and amortization of premium, net                     27,391            (38,098)
          Accretion of deferred fees and discounts                                  (310,503)          (314,476)
          Provision for loan losses                                                   53,333             66,000
          Purchase of trading account securities                                 (15,002,836)        (2,854,120)
          Proceeds from sales of trading account securities                       15,065,750          4,278,787
          Realized gains on sale of trading account securities                       (62,914)          (132,811)
          Unrealized (gain) on trading account securities                                 --           (224,973)
          (Gain) on sale of real estate owned                                             --               (906)
          Decrease (increase) in interest receivable                                 320,690           (195,027)
          (Increase) in other assets                                                (157,217)          (259,841)
          (Decrease) increase in interest payable on deposits                     (1,278,792)           664,362
          Increase in other liabilities                                              392,615             30,308
          ESOP committed to be released                                              129,823            112,653
          Amortization of cost of stock contributed to Incentive Plan                106,968            114,265
                                                                                ------------       ------------

              Net cash provided by operating activities                               71,522          2,873,141
                                                                                ------------       ------------

Cash flows from investing activities:
       Proceeds from maturities of term deposits                                          --             98,000
       Purchases of securities available for sale                                   (270,264)          (284,196)
       Purchases of investment securities held to maturity                        (3,000,000)                --
       Proceeds from calls of investment securities held to maturity               7,000,000                 --
       Purchases of mortgage-backed securities held to maturity                  (14,154,187)                --
       Principal repayments on mortgage backed securities held to maturity        11,311,410          8,451,128
       Purchases of loans                                                         (2,314,702)        (5,704,091)
       Net change in loans receivable                                             16,909,652        (11,706,287)
       Capitalized cost on real estate owned                                              --             (7,471)
       Proceeds from sales of real estate owned                                           --             50,728
       Proceeds from sales of equipment                                               27,700                 --
       Additions to premises and equipment                                          (189,145)          (104,779)
       Redemption (purchase) of Federal Home Loan Bank of New York stock             861,300           (250,000)
                                                                                ------------       ------------

              Net cash provided by (used in) investing activities                 16,181,764         (9,456,968)
                                                                                ------------       ------------

Cash flows from financing activities:
       Net increase in deposits                                                    8,505,426         19,077,234
       Net (decrease) in advances from Federal Home Loan
         Bank of New York                                                        (15,000,000)       (10,000,000)
       Net (decrease) increase in payments by borrowers for taxes                   (114,994)            21,174
       Cash dividends paid                                                          (223,628)          (202,686)
       Purchase of treasury stock                                                    (56,250)        (1,117,876)
                                                                                ------------       ------------

              Net cash (used in) provided by financing activities                 (6,889,446)         7,777,846
                                                                                ------------       ------------

Net increase in cash and cash equivalents                                          9,363,840          1,194,019
Cash and cash equivalents - beginning                                              9,690,232          6,770,619
                                                                                ------------       ------------

Cash and cash equivalents - ending                                              $ 19,054,072       $  7,964,638
                                                                                ============       ============



See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
Supplemental information:
       Transfer of loans receivable to real estate owned      $       --      $   21,605
       Cash paid during the period for:
          Income taxes                                           514,931       1,031,697
          Interest on deposits and borrowings                  5,679,482       6,840,044




See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-B and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.



2.   NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the ESOP and the Incentive Plan. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of potential common shares. Potential common shares related to unearned amended and restated Pulaski Bancorp, Inc. 1997 Stock-Based Incentive Plan awards, unearned ESOP shares and stock options were not dilutive during the three and nine months ended September 30, 2001 and 2000.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Discussion of Forward-Looking Statements

When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "project", "target", "goal" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Pulaski Bancorp, Inc. (the "Company") expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Comparison of Financial Condition at September 30, 2001 and December 31, 2000

The Company's assets at September 30, 2001 totalled $237.6 million, which represents a decrease of $6.9 million or 2.8% as compared with $244.5 million at December 31, 2000.

Cash and cash equivalents increased $9.4 million or 96.9% to $19.1 million at September 30, 2001 from $9.7 million at December 31, 2000, primarily reflecting an increase in interest-bearing deposits of $11.2 million sufficient to offset decreases in federal funds sold of $750,000 and cash and amounts due from depository institutions of $1.1 million. The net increase resulted primarily from repayments of loans and mortgage-backed securities and calls of investment securities, coupled with an increase in deposits, partially offset by repayments of advances from the Federal Home Loan Bank of New York ("FHLB").

Term deposits at September 30, 2001 and December 31, 2000 remained the same at $99,000. Securities available for sale at September 30, 2001 increased $309,000 or 4.9% to $6.6 million when compared with $6.3 million at December 31, 2000, which resulted primarily from purchases of securities available for sale. Investment securities held to maturity at September 30, 2001 decreased $4.0 million or 58.0% to $2.9 million when compared with $6.9 million at December 31, 2000, which resulted from calls of investment securities held to maturity of $7.0 million offset by purchases of such securities of $3.0 million.

Mortgage-backed securities held to maturity increased $2.8 million to $63.4 million at September 30, 2001 when compared to $60.6 million at December 31, 2000. The increase during the nine months ended September 30, 2001 resulted primarily from purchases of mortgage-backed securities of $14.2 million sufficient to offset principal repayments of $11.3 million.

Net loans decreased $14.4 million or 9.5% to $137.9 million at September 30, 2001 as compared to $152.3 million at December 31, 2000. The decrease during the nine months ended September 30, 2001, resulted primarily from loan principal repayments exceeding loan originations and purchases.

Deposits at September 30, 2001 increased $7.3 million or 3.9% to $196.6 million when compared with $189.3 million at December 31, 2000.

Advances from the FHLB totalled $14.0 million and $29.0 million at September 30, 2001 and December 31, 2000, respectively, representing a decrease of $15.0 million or 51.7%.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Financial Condition at September 30, 2001 and December 31, 2000 (Cont'd.)

Stockholders' equity amounted to $25.0 million and $24.4 million at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001 and 2000, net income of $567,000 and $1.4 million, respectively, was recorded and cash dividends of $224,000 and $203,000, respectively, were paid on the common stock. During the nine months ended September 30, 2001, the Company repurchased 5,000 shares of its common stock, at a price of $11.25 per share, for $56,250 under a stock repurchase program.


Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

During the three months ended September 30, 2001, the Company recorded net income of $386,000 compared with net income of $467,000 for the same 2000 period. The decrease in net income during the 2001 period resulted from a decrease in total interest income combined with an increase in non-interest expenses, which were partially offset by an increase in non-interest income and decreases in total interest expense, provision for loan losses and income taxes.

Interest income on loans decreased by $577,000 or 18.4% to $2.6 million during the three months ended September 30, 2001 when compared with $3.1 million during the same 2000 period. The decrease during the 2001 period resulted from a decrease of 77 basis points in the yield earned on the loan portfolio along with a decrease of $15.1 million, or 10.1%, in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $245,000 or 21.5% to $895,000 during the three months ended September 30, 2001 when compared with $1.1 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $177,000, along with a decrease of 151 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $60,000 or 27.8% to $156,000 during the three months ended September 30, 2001 when compared with $216,000 for the same 2000 period. The decrease during the 2001 period resulted from a 108 basis point decrease in the yield earned on such securities, along with a decrease of $1.8 million in the average balance of investment securities outstanding. Interest earned on other interest-earning assets increased by $26,000 or 18.1% to $170,000 during the three months ended September 30, 2001 when compared with $144,000 for the same 2000 period. The increase during the 2001 period resulted from an increase of $9.4 million or 100.7% in the average balance of other interest-earning assets outstanding, sufficient to offset a decrease of 253 basis points in the yield earned thereon.

Interest expense on deposits decreased $340,000 or 15.7% to $1.8 million during the three months ended September 30, 2001 when compared to $2.2 million during the same 2000 period. Such decrease during the 2001 period was attributable to a decrease of 107 basis points in cost of interest-bearing deposits sufficient to offset an increase of $14.1 million or 8.0% in the average balance of interest-bearing deposits outstanding. Interest on borrowed money amounted to $154,000 and $617,000 during the three months ended September 30, 2001 and 2000, respectively. The decrease of $463,000 during the 2001 period resulted primarily from a decrease of $22.3 million or 61.4% in the average balance of borrowed money along with a 239 basis point decrease in the cost of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000 (Cont'd.)

Net interest income decreased $53,000 to $1.8 million during the three months ended September 30, 2001 when compared with $1.9 million during the same 2000 period. Such decrease was due to a decrease in total interest income of $856,000, which was sufficient to offset a decrease in total interest expense of $803,000. The net interest rate spread increased from 2.65% in 2000 to 2.77% in 2001. The increase in the interest rate spread in 2001 resulted from a decrease of 136 basis points in the cost of interest-bearing liabilities, offset by a 124 basis point decrease in the yield on interest-earning assets. The average balance of interest-earning assets in 2001 decreased by $7.6 million, offset by the decrease in average interest-bearing liabilities of $8.3 million.

During the three months ended September 30, 2001 and 2000, Pulaski Savings Bank (the "Bank") provided $3,000 and $16,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At September 30, 2001 and 2000, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $683,000 or .29% of total assets and $487,000 or .20% of total assets, respectively. At September 30, 2001, of the $683,000 in non-performing loans, $472,000 were accruing interest and $211,000 were on a non-accrual basis. At September 30, 2000, all non-performing loans were on non-accrual status.

Non-interest income increased by $20,000 or 20.2% to $119,000 during the three months ended September 30, 2001 when compared to $99,000 during the same 2000 period. The increase during the 2001 period resulted primarily from increases in fees and service charges of $1,000, trading account income of $12,000 and miscellaneous income of $7,000. During the three months ended September 30, 2001, the Bank purchased and sold $9.6 million and $10.4 million, respectively, in trading securities, resulting in a realized gain of $46,000. During the three months ended September 30, 2000, the Bank sold $648,000 in trading account securities, resulting in realized gains of $33,000, and recorded unrealized gain of $1,000. At September 30, 2001 and December 31, 2000, the Bank had no trading account securities.

Non-interest expenses increased by $107,000, or 8.9%, to $1.3 million during the three months ended September 30, 2001 when compared with $1.2 million during the same 2000 period. During the 2001 period, there were increases in salaries and employee benefits, occupancy, equipment, and miscellaneous expenses of $10,000, $24,000, $14,000, and $59,000, respectively, when compared with the same 2000 period.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000 (Cont'd.)

Income tax expense totalled $223,000 and $270,000 during the three months ended September 30, 2001 and 2000, respectively. The decrease during the 2001 period resulted primarily from a decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

Net income decreased $868,000 or 60.5% to $567,000 for the nine months ended September 30, 2001 compared with $1.4 million for the same 2000 period. The decrease in net income during the 2001 period resulted from decreases in total interest income and non-interest income combined with an increase in non-interest expenses which were partially offset by decreases in total interest expense, provision for loan losses and income taxes. During the nine months ended September 30, 2001, the results included a non-recurring pre-tax charge of $482,000 (after tax charge of $308,000) relating to the retirement of the Company's former President and Chief Executive Officer. The Company's net income for the nine months ended September 30, 2001 was $875,000, excluding the non-recurring item.

Interest income on loans decreased by $366,000 or 4.1% to $8.5 million during the nine months ended September 30, 2001 when compared with $8.8 million during the same 2000 period. The decrease during the 2001 period resulted from a decrease of 24 basis points in the yield earned on the loan portfolio along with a decrease of $1.8 million, or 1.3%, in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $574,000 or 17.0% to $2.8 million during the nine months ended September 30, 2001 when compared with $3.4 million for the same 2000 period. The decrease during the 2001 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $5.8 million or 8.7%, along with a decrease of 61 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $109,000 or 17.6% to $511,000 during the nine months ended September 30, 2001 when compared with $620,000 for the same 2000 period. The decrease during the 2001 period resulted from a 57 basis point decrease in the yield earned on such securities, along with a decrease of $1.2 million or 9.6% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets increased by $180,000 or 50.7% to $535,000 during the nine months ended September 30, 2001 when compared with $355,000 for the same 2000 period. The increase during the 2001 period resulted from an increase of $8.1 million or 97.0% in the average balance of other interest-earning assets outstanding, sufficient to offset a decrease of 134 basis points in the yield earned thereon.

Interest expense on deposits increased $515,000 or 8.8% to $6.3 million during the nine months ended September 30, 2001 when compared to $5.8 million during the same 2000 period. Such increase during the 2001 period was attributable to an increase of $18.0 million or 10.5% in the average balance of interest-bearing deposits outstanding, sufficient to offset a decrease of 7 basis points in the cost of interest-bearing deposits. Interest on borrowed money amounted to $663,000 and $1.9 million during the nine months ended September 30, 2001 and 2000, respectively. The decrease of $1.2 million during the 2001 period resulted primarily from a decrease of $21.8 million or 55.9% in the average balance of borrowed money along with a 123 basis point decrease in the cost of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000 (Cont'd.)

Net interest income decreased $183,000 to $5.3 million during the nine months ended September 30, 2001 when compared with $5.5 million during the same 2000 period. Such increase was due to a decrease in total interest income of $869,000, sufficient to offset a decrease in total interest expense of $686,000. The net interest rate spread decreased from 2.72% in 2000 to 2.60% in 2001. The decrease in the interest rate spread in 2001 resulted from a decrease of 47 basis point in the yield earned on interest-earning assets sufficient to offset a 35 basis points decrease in the cost of interest-bearing liabilities.

During the nine months ended September 30, 2001 and 2000, the Bank provided $53,000 and $66,000, respectively, for loan losses.

Non-interest income decreased by $261,000 or 48.1% to $282,000 during the nine months ended September 30, 2001 when compared to $543,000 during the same 2000 period. The decrease during the 2001 period resulted primarily from a decrease of $295,000 in trading account income sufficient to offset increases in fees and service charges of $12,000 and miscellaneous income of $22,000. During the nine months ended September 30, 2001, the Bank purchased and sold $15.0 million and $15.1 million, respectively, in trading securities, resulting in realized gains of $63,000. During the nine months ended September 30, 2000, the Bank purchased $2.9 million and sold $4.3 million in trading account securities, resulting in realized gains of $133,000, and recorded unrealized gains of $225,000.

Non-interest expenses increased by $932,000, or 25.3%, to $4.6 million during the nine months ended September 30, 2001 when compared with $3.7 million during the same 2000 period. During the 2001 period, salaries and employee benefits, net occupancy expense, equipment, advertising and miscellaneous expenses increased by $656,000, $27,000, $21,000, $45,000 and $183,000, respectively, when compared with the same 2000 period. The increase during 2001 in salaries and employee benefits primarily resulted from a non-recurring expense of $482,000 (after tax charge of $308,000) relating to the retirement of the former Company's President and Chief Executive Officer.

Income taxes totalled $351,000 and $846,000 during the nine months ended September 30, 2001 and 2000, respectively. The decrease during the 2001 period resulted primarily from a decrease in pre-tax income.

Liquidity and Capital Resources

The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Liquidity and Capital Resources  (Cont'd.)

activities during any given period. At September 30, 2001, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $22.7 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At September 30, 2001, advances from the FHLB amounted to $14.0 million.

During the nine months ended September 30, 2001 and 2000, cash dividends paid on common stock amounted to $224,000 and $203,000, respectively. Pulaski Bancorp, M.H.C. (the "MHC"), the mutual holding company for the Company waived its right to receive dividends. If the MHC had not waived its right to receive dividends, the amount of such dividends, during the three and nine months ended September 30, 2001, would have been increased by $112,000 and $313,000, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2001, the Bank had outstanding commitments to originate and purchase loans of $22.6 million, and commitments to fund unused credit lines and construction loans in process of $15.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001, totalled $111.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under Office of Thrift Supervision regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its total adjusted assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at September 30, 2001 as compared to the minimum regulatory capital requirements:

                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                  Minimum Capital                Prompt Corrective
                                      Actual                        Requirements                 Actions Provisions
                              --------------------------    -----------------------------   -----------------------------
                               Amount          Ratio           Amount           Ratio          Amount           Ratio
                              -----------    -----------    --------------   ------------   --------------   ------------
                                                               (Dollars in Thousands)

Total Capital
 (to risk-weighted assets)      $ 25,532         21.31%         $ 9,583          8.00%         $ 11,979         10.00%

Tier 1 Capital
 (to risk-weighted assets)        24,298         20.28%               -             -          $  7,187          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)       24,298         10.23%         $ 9,504          4.00%         $ 11,880          5.00%

Tangible Capital
 (to adjusted total assets)       24,298         10.23%         $ 3,564          1.50%                -             -


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


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

            None.


ITEM 5. Other Information
        -----------------
            None.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a)    Exhibits:

         3.1    Stock Charter of Pulaski Bancorp, Inc. (1)
         3.2    Amended Bylaws of Pulaski Bancorp, Inc. (2)
         4.0    Form of Common Stock Certificate (1)
         11.0   Computation of earnings per share


              (1) Incorporated herein by reference into this document from the
                  Exhibits to the Current Report on Form 8-K, filed July 12,
                  1999.

              (2) Incorporated herein by reference into this document from the
                  Exhibits to Annual Report on Form 10-KSB, filed March 30,
                  2001.


         (b)    Reports on Form 8-K:

                None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PULASKI BANCORP, INC.


Date:     November 14, 2001         By:  /s/ John T. Robertson
      -----------------------            --------------------------------------
                                         John T. Robertson
                                          President and Chief Executive Officer
                                            (Principal Executive Officer)




Date:     November 14, 2001         By:  /s/ Lee Wagstaff
      -----------------------            --------------------------------------
                                         Lee Wagstaff
                                          Vice President and Treasurer
                                            (Principal Financial and
                                               Accounting Officer)