Form 10KSB
period 2001-12-31
PULASKI BANCORP INC
filed 2002-03-29
CIK 1089624

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                          Commission File No.: 0-26681

                              PULASKI BANCORP, INC.
                 (name of small business issuer in its charter)

         United States                                    22-3652847
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
incorporation or organization)

   130 Mountain Avenue, Springfield, New Jersey                   07081
     (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (973) 564-9000 Securities registered under Section 12(b) of the Exchange Act: None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes[ X ] No [ _ ] .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ _ ]

     The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $16,332,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing price of its Common Stock on March 14, 2002, as quoted on the Nasdaq SmallCap Market, was approximately $22,409,000. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.

     The number of shares of Common Stock outstanding as of March 14, 2002 was:
1,920,845.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Annual Report to Stockholders and the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part II and Part III, respectively, of this Form 10-KSB.

           Transitional Small Business Disclosure Format Yes [ _ ]  No [ X ]

                                      INDEX


PART I                                                                      PAGE
                                                                            ----

  Item 1.     Description of Business......................................    1

  Additional Item.  Executive Officers of the Registrant....................  30

  Item 2.     Description of Property.......................................  32

  Item 3.     Legal Proceedings.............................................  33

  Item 4.     Submission of Matters to a Vote of Security Holders...........  33


PART II

  Item 5.     Market for Common Equity and Related Stockholder
              Matters.......................................................  33

  Item 6.     Management's Discussion and Analysis or Plan of Operation.....  33

  Item 7.     Financial Statements..........................................  33

  Item 8.     Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure........................  33

PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............  34

  Item 10.    Executive Compensation........................................  34

  Item 11.    Security Ownership of Certain Beneficial Owners
              and Management................................................  34

  Item 12.    Certain Relationships and Related Transactions................  34

  Item 13.    Exhibits and Reports on Form 8-K..............................  34

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

         The Company, the Bank and the MHC are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a federally chartered savings bank and is wholly owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the OTS, the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank. At December 31, 2001, the Company had total assets of $237.0 million, total deposits of $198.4 million and total stockholders' equity of $25.3 million.

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

         The Company's and Bank's executive office is located at 130 Mountain Avenue, Springfield, New Jersey 07081 and its telephone number is (973) 564-9000.

Merger

         On January 10, 2002, Kearny Financial Corp. ("Kearny") and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). Kearny, M.H.C. is a Federally chartered mutual holding company, which serves as the majority owner of Kearny, a Federally chartered mid-tier stock holding company, which wholly owns Kearny Federal Savings Bank, a Federally chartered savings bank.

         Pursuant to the Merger Agreement, the mutual holding company structure of the MHC will be eliminated and the Bank will merge with and into Kearny Federal Savings Bank (the "Proposed Transaction"). The Proposed Transaction is conditioned upon, among other things, approval by the stockholders of the Company, the approval of the members of the MHC (if required), the approval of the sole stockholder of Kearny and the receipt of certain regulatory approvals.

         In connection with the Proposed Transaction, each outstanding share of common stock of the Company will be converted into the right to receive $32.90 in cash, upon the terms and conditions as set forth in the Merger Agreement. Kearny will also establish an Advisory Board consisting of the Bank's current directors.

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


                                                             At December 31,
                                  ------------------------------------------------------------------
                                          2001                  2000                  1999
                                  --------------------  --------------------  ---------------------
                                              Percent               Percent               Percent
                                   Amount    of Total    Amount    of Total     Amount    of Total
                                  ---------  ---------  ---------  ---------  ---------- ----------
                                                         (Dollars in thousands)
Mortgage Loans:
  Residential:
    One- to four-family ......     $ 93,853    59.69     $98,267      57.01%    $100,110     64.09%
    Multi-family .............        3,122     1.98       2,960       1.72        2,501      1.60
    Second mortgage ..........        8,811     5.60       7,718       4.48        6,576      4.21
    Home equity lines ........        5,411     3.44       3,958       2.30        3,028      1.94
  Commercial real estate .....       22,433    14.27      15,205       8.82        6,968      4.46
  Construction and development       23,336    14.84      44,000      25.53       36,901     23.62
                                   --------    -----     -------      -----     --------     -----
      Total mortgage loans ...      156,966    99.82     172,108      99.86      156,084     99.92
                                   --------    -----     -------      -----     --------     -----
Consumer Loans:
    Passbook or account ......          150     0.10         198      0.11          127      0.08
      Cash reserve ...........           18     0.01           2        --            --        --
      Automobile .............          115     0.07          44       0.03           --        --
                                   --------    -----     -------      -----     --------     -----
      Total consumer loans ...          283     0.18         244       0.14          127      0.08
                                   --------    -----     -------      -----     --------     -----
  Total loans receivable .....      157,249   100.00%    172,352     100.00%     156,211    100.00%
                                              ======                 ======                 ======
  Less:
    Allowance for loan losses         1,247                1,194                   1,135
    Loans in process .........        8,633               18,129                  19,760
    Deferred loan fees .......          444                  742                     794
                                   --------             --------             -----------
  Loans receivable, net ......     $146,925             $152,287             $   134,522
                                   ========             ========             ===========




                                                      At December 31,
                                  -----------------------------------------------
                                            1998                    1997
                                  -----------------------  ----------------------
                                                 Percent                 Percent
                                     Amount     of Total     Amount     of Total
                                  ------------  ---------  -----------  ---------
                                                      (Dollars in thousands)

Mortgage Loans:
  Residential:
    One- to four-family ......        $ 78,110    67.40%     $ 84,006     74.93%
    Multi-family .............           2,903     2.51         2,726      2.43
    Second mortgage ..........           4,831     4.17         3,798      3.39
    Home equity lines ........           2,168     1.87         1,275      1.14
  Commercial real estate .....           3,689     3.18         3,811      3.40
  Construction and development          23,898    20.62        16,408     14.63
                                      --------    -----      --------     -----
      Total mortgage loans ...         115,599    99.75       112,024     99.92
                                      --------    -----      --------     -----
Consumer Loans:
    Passbook or account ......             286     0.25            91      0.08
      Cash reserve ...........              --       --            --        --
      Automobile .............              --       --            --        --
                                      --------    -----      --------     -----
      Total consumer loans ...             286     0.25            91      0.08
                                      --------    -----      --------     -----
  Total loans receivable .....         115,885   100.00%      112,115    100.00%
                                                 ======                  ======
  Less:
    Allowance for loan losses            1,022                    913
    Loans in process .........          13,143                  7,823
    Deferred loan fees .......             826                  1,167
                                      --------            -----------
  Loans receivable, net ......        $100,894               $102,212
                                      ========            ===========

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 2001. The table does not include the effect of future principal prepayments.


                                                                       At December 31, 2001
                                               ---------------------------------------------------------------------
                                                 One- to
                                                  Four-       Multi-       Second        Equity      Commercial
                                                  Family      Family      Mortgages       Lines      Real Estate
                                               ------------  ---------   -----------   -----------  -------------
                                                                         (In thousands)
Amounts due:
    One year or less........................       $    136     $  124       $     5      $     29   $         -
                                                   --------     ------       -------      --------   ------------

    After one year:
       More than one year to three years....            741        245           590           172          5,828
       More than three years to five years..          2,957        174         2,348            44          3,577
       More than five years to 10 years.....          7,231        525         2,672             -          9,802
       More than 10 years to 20 years.......         19,431        557         3,196         2,241          3,043
       More than 20 years...................         63,357      1,497            -          2,925            183
                                                     ------    -------       -------        ------     ----------

    Total due after one year................         93,717      2,998         8,806         5,382         22,433
                                                     ------    -------        ------       -------       --------

    Total due...............................        $93,853     $3,122        $8,811        $5,411        $22,433
                                                    =======     ======        ======        ======        =======
          Less:
              Loans in process..............
              Deferred loan fees............
              Allowance for loan losses.....


       Loans receivable, net................



                                                          At December 31, 2001
                                               -------------------------------------------
                                                 Construction
                                                     and                          Total
                                                 Development       Consumer       Loans
                                               ---------------   ------------  -----------
                                                                (In thousands)
Amounts due:
    One year or less........................           $20,336       $    168    $  20,798
                                                       -------       --------    ---------

    After one year:
       More than one year to three years....             3,000            104       10,680
       More than three years to five years..                --             11        9,111
       More than five years to 10 years.....                --             --       20,230
       More than 10 years to 20 years.......                --             --       28,468
       More than 20 years...................                --             --       67,962
                                                  ------------      ---------   ----------

    Total due after one year................             3,000            115      136,451
                                                     ---------        -------    ---------

    Total due...............................           $23,336         $  283      157,249
                                                       =======         ======
          Less:
              Loans in process..............                                         8,633
              Deferred loan fees............                                           444
              Allowance for loan losses.....                                         1,247
                                                                               -----------

       Loans receivable, net................                                      $146,925
                                                                                  ========

     The following table sets forth at December 31, 2001, the dollar amount of all loans contractually due after December 31, 2002, and whether such loans have fixed or adjustable interest rates.


                                                                     Due after December 31, 2002
                                                ---------------------------------------------------------------------
                                                             Fixed                Adjustable                 Total
                                                --------------------    --------------------     --------------------
                                                                                (In thousands)
Mortgage loans:
   One- to four-family.....................                 $ 82,550                 $11,169                  $93,719
   Multi-family............................                    1,199                   1,799                    2,998
   Second mortgages........................                    8,806                      --                    8,806
   Equity lines............................                       --                   5,381                    5,381
   Commercial real estate..................                    8,290                  14,143                   22,433
   Construction and development............                      --                    3,000                    3,000
                                                            --------                 -------                  -------
     Total mortgage loans..................                  100,845                  35,492                  136,337
                                                             -------                  ------                 --------
Consumer loans.............................                      115                     --                       115
                                                            --------                 -------                  -------
       Total loans ........................                 $100,960                 $35,492                 $136,452
                                                            ========                 =======                 ========


     Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its administrative and branch office in Springfield, New Jersey. All loans originated by the Bank, either through internal sources or through loan correspondents are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank is an approved FNMA lender, and the Bank's internal underwriting policies, guidelines and procedures are modeled after those of FNMA. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio.

     Based upon the Bank's investment needs and market opportunities, the Bank has, on occasion, purchased loans or participated in loans, primarily multi-family and commercial real estate mortgage loans. During the year ended December 31, 2001, the Bank purchased or acquired new participations in the amount of $2.8 million. The Bank has purchased loans from correspondent financial institutions which were underwritten pursuant to the Bank's policies, and closed in the name of correspondent financial institution but assigned to the Bank for its own portfolio.

     The following table sets forth the Bank's loan originations, purchases and principal repayments for the periods indicated. The Bank sold no loans during the periods indicated.


                                                                                Years Ended December 31,
                                                                    -------------------------------------------------
                                                                      2001                2000                1999
                                                                    --------            --------            --------
                                                                                 (In thousands)
Beginning balance......................................             $172,352            $156,211            $115,885
   Loans originated(1):
    Mortgage loans:
       One- to four-family.............................               13,103               8,951              32,332
       Multi-family....................................                  220               3,269                 373
       Second mortgages................................                3,740               2,387               2,834
       Equity lines....................................                5,431               3,794               2,835
       Commercial real estate..........................                8,024               9,199               4,093
       Construction and development....................               11,923              26,101              19,328
                                                                    --------            --------            --------
           Total mortgage loans........................               42,441              53,701              61,795
    Consumer loans.....................................                   40                  82                  78
                                                                    --------            --------            --------
    Total loans originated.............................               42,481              53,783              61,873
                                                                    --------            --------            --------
           Total.......................................              214,833             209,994             177,758

Less:
    Principal repayments and other, net................               57,584              37,588              21,514
    Transfer of mortgage loans to REO..................                   --                  54                  33
                                                                    --------            --------            --------
nding balance.........................................              $157,249            $172,352            $156,211
                                                                    ========            ========            ========

------------------------------
(1)    Includes loan participations purchased.

         One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans ("ARM") secured by one- to four-family residences with maturities of up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are generally obtained from the Bank's in-house loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. Of the Bank's mortgage loans secured by one- to four- family residences, $82.7 million, or 88.10%, were fixed-rate loans.

     The Bank originates all mortgage loans for its own portfolio. The Bank's fixed-rate mortgage loans currently are made for terms from 5 to 30 years. The Bank also offers ARM loan programs with interest rates which adjust every one or three years. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate adjustment on these loans is indexed to the applicable one- or three-year U.S. Treasury CMT Index with a repricing margin of 2.75% above the index. The Bank also offers a one-year ARM program that can be converted into a fixed-rate loan one time during the second through fifth years of the loan. The Bank charges a fee if such conversion feature is exercised. The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 90% of the appraised value or selling price if private mortgage insurance is obtained, with the exception of certain loans secured by condominium units (which require a 75% loan-to-value ("LTV") ratio) and loans originated pursuant to the Bank's Affordable Housing Program and first-time homebuyers program (which allow for a 95% LTV ratio). Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

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

     In an effort to provide financing for moderate income and first-time home buyers, the Bank offers its own Affordable Housing Program and first-time home buyers program. These programs offer single-family residential mortgage loans to qualified individuals. These loans are offered with fixed rates of interest and with terms of up to 30 years. Such loans must be secured by a one- to four-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced interest rates and loan fees. Such loans are originated in amounts up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is normally required. With respect to loans originated under these programs, because the Bank typically charges a lower rate of interest, lower mortgage origination fees or a discount on closing costs on such loan programs, the Bank expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans.

     Equity Lines of Credit and Second Mortgage Loans. The Bank offers equity lines of credit and second mortgage loans in amounts of up to $300,000. The Bank's second mortgage loans are secured by second liens on one- to four-family residences located in the Bank's primary market area. These loans are typically shorter term and generally have higher interest rates than one- to four-family first mortgage loans. Generally, the maximum combined LTV ratio on second mortgage loans is 75%. Second mortgage loans are generally offered with terms of up to 15 years and only with fixed-rates of interest which rates will vary depending on the amortization period chosen by the borrowers. Equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as published in The Wall Street Journal. These loans generally have an 18% lifetime limit on interest rates. The underwriting standards employed by the Bank for home equity loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant and value of underlying collateral are of primary considerations.

     Multi-Family and Commercial Real Estate Lending. The Bank also originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policy provides that such real estate loans may be made in amounts up to 75% of the appraised value of the property. The Bank's multi-family and commercial real estate lending is limited by the regulatory loans-to-one borrower limit which at December 31, 2001 was $3.8 million. The Bank currently originates multi-family and commercial real estate loans, generally with terms of up to 25 years. The Bank's multi-family and commercial real estate loans have fixed and adjustable rates of interest that adjust periodically and are indexed to either the prime rate as published in The Wall Street Journal, the Federal Home Loan Bank Advance Rates or similar index. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 120%. In addition, environmental impact surveys are required for all multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower, the amount of the down payment and other mitigating circumstances. In order to meet diversification needs in its portfolio and to take advantage of market opportunities, the Bank will, from time to time, participate in loans originated and serviced by other financial institutions. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The largest multi-family or commercial real estate loan in the Bank's portfolio at December 31, 2001 was a $3.0 million loan secured by a banquet hall in Manalapan, New Jersey.

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

     Construction and Development Lending. The Bank originates construction and development loans exclusively for the development of one- to four-family residences and multi-family real estate properties. Such loans are made principally to individuals building their primary residence and to licensed and experienced developers known to the Bank in its primary market area for the construction of single and multi-family developments. The Bank generally does not originate loans secured by undeveloped land. Construction and development loans are originated in amounts up to 80% of the lesser of the appraised value of the property, as improved, or the sales price. Such loans are offered with one to two year terms and adjustable interest rates which adjust monthly and float at margins which are generally 1% to 2% above the Citibank, New York prime rate. Proceeds of construction and development loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. The Bank's largest construction and develop- ment loan at December 31, 2001 was a performing loan with a gross loan amount and carrying balance of $3.0 million and $1.3 million, respectively, secured by a hotel in Edison, New Jersey.

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

     Consumer Lending. Consumer loans at December 31, 2001 consisted of passbook or account loans, cash reserve (overdraft checking) and automobile loans. Such loans are generally originated in the Bank's primary market area.

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

Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent loans are generated and reviewed by management on a monthly basis and the loans delinquent in excess of 90 days, special mention loans and all REO are reported to the Board of Directors for their review. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first delinquent. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes REO.

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

     The Bank reviews and classifies its assets on an ongoing basis and the Board of Directors reviews the results of the reports on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2001, the Bank had $388,000 and $168,000 of assets designated as Substandard and Doubtful, respectively and no assets designated as Loss. At December 31, 2001, the largest loan designated as Substandard had a carrying balance of $208,000 and was secured by a one-to-four-family property.

     At December 31, 2001, 2000 and 1999, delinquencies in the Bank's loan portfolio were as follows:


                                           At December 31, 2001                    At December 31, 2000
                                   -------------------------------------  ---------------------------------------
                                      60-89 Days       90 Days or More        60-89 Days        90 Days or More
                                   -----------------  ------------------  ------------------  -------------------
                                    Number   Principal Number   Principal  Number   Principal  Number   Principal
                                    of Loans Balance  of Loans  Balance   of Loans  Balance   of Loans  Balance
                                   --------  -------  --------  --------  --------  --------  -------- ----------
                                                            (Dollars in thousands)

Loans:
   One- to four-family..........          6     $512         3      $213         3      $150         3       $309
   Construction and
development.....................          1      116        --        --        --       --          1        247
                                    -------    -----   -------   -------     -----     -----     -----       ----
     Total loans................          7     $628         3      $213         3      $150         4       $556
                                    =======     ====   =======      ====   =======      ====     =====       ====
Delinquent loans to total

    loans.......................                0.40%               0.14%               0.09%                0.32%
                                                ====                ====                ====                 ====



                                              At December 31, 1999
                                   ------------------------------------------
                                        60-89 Days          90 Days or More
                                   --------------------   -------------------
                                     Number    Principal   Number    Principal
                                    of Loans   Balance    of Loans   Balance
                                   ---------   --------   --------   --------
                                              (Dollars in thousands)
Loans:
   One- to four-family..........           2       $138          8       $676
   Construction and
development.....................         --         --         --         --
                                       -----    -------      -----      ----
     Total loans................           2       $138          8       $676
                                     =======       ====    =======       ====
Delinquent loans to total

    loans.......................                   0.09%                 0.43%
                                                   ====                  ====

     Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. There was no REO at December 31, 2001. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For the fiscal years ended December 31, 2001, 2000 and 1999, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $9,600, $7,000 and $51,000, respectively.



                                                                          At December 31,
                                                -------------------------------------------------------------------
                                                   2001          2000          1999          1998          1997
                                                ----------    -----------    ---------   ------------   -----------
                                                                         (Dollars in thousands)
Non-accrual loans:
  Mortgage loans:
    One- to four-family.....................          $208           $309         $676         $  930          $891
    Construction and development............            --             --           --             --            --
    Other loans.............................            --             --           --             --            --
                                                     -----           ----       ------       --------        ------
      Total mortgage loans..................           208            309          676            930           891
    Real estate owned, net(1)...............            --             --           50            131            69
                                                     -----          -----       ------       --------        ------
    Total non-performing assets.............         $ 208           $309         $726         $1,061          $960
                                                     =====           ====         ====         ======          ====
Allowance for loan losses as a
  percent of total loans....................          0.79%          0.69%        0.73%          0.88%         0.81%
Allowance for loan losses as a
  percent of non-performing loans(2)........        599.52%        386.41%      167.90%        109.89%       102.47%
Non-performing loans as a
  percent of total loans(2).................          0.13%          0.18%        0.43%          0.80%         0.79%
Non-performing assets as                              0.09%          0.13%        0.31%          0.53%         0.53%
  a percent of total assets(3)..............

-----------------------
(1)   REO balances are shown net of related valuation allowances.
(2) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(3)   Non-performing assets consist of non-performing loans and REO.


         At December 31, 2001, 2000 and 1999, total impaired loans were $268,000, $506,000 and $460,000, respectively, and the related allowance for loan losses amounted to $8,000, $26,000 and $41,000, respectively. All impaired loans are real estate mortgage loans which have been measured for impairment using the fair value of the collateral method. During the fiscal years 2001, 2000 and 1999, the average recorded value of impaired loans was $273,000, $516,000 and $465,000, respectively. For these loans $25,000, $60,000 and
$28,000 of interest income was recognized.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2001 and 2000, the Bank's allowance for loan losses was 0.79% and 0.69%, respectively, of total loans receivable. The Bank had non-accrual loans of $208,000 at

December 31, 2001. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table sets forth the Bank's allowance for loan losses at the dates indicated:


                                                         At or For the Years Ended December 31,
                                        ------------------------------------------------------------------------
                                            2001           2000         1999            1998            1997
                                         ----------     ----------   ----------      ----------     ----------
                                                                     (In thousands)
Balance at beginning of period........      $1,194         $1,135        $1,022         $  913           $844
Provision for loan losses.............          53             91           113            114            168
Charge-offs:
  Mortgage loans:
   One -to-four-family................          --             32            --              5            125
   Other loans........................          --             --            --             --             --
                                          --------       --------     ---------        -------         ------
   Total charge-offs..................          --             32            --              5            125
Recoveries............................          --             --            --             --             26
                                          --------       --------     ---------        -------         ------
Balance at end of period..............      $1,247         $1,194        $1,135         $1,022           $913
                                            ======         ======        ======         ======           ====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the
  period..............................          --           0.01%           --           0.01%          0.13%


          The following table sets forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.



                                                        At December 31,
                       -------------------------------------------------------------------------------------
                                   2001                        2000                        1999
                       ---------------------------   --------------------------  ----------------------------

                                             Percent                    Percent                     Percent
                                             of Loans                   of Loans                    of Loans
                                  Percent of  in Each       Percent of  in Each         Percent of  in Each
                                  Allowance  Category       Allowance  Category         Allowance  Category
                                  to Total   to Total       to Total   to Total         to Total   to Total
                         Amount   Allowance   Loans  Amount Allowance    Loans   Amount  Allowance   Loans
                        -------   ---------  ------- ------ ---------  --------  ------  --------- --------
                                                       (Dollars in thousands)
Mortgages:
    Residential (1)     $   365     29.27%    70.71% $  403    33.75%    65.51% $  602     53.04%    71.84%
    Commercial real
       estate.....          100      8.02     14.27     235    19.68      8.82      93      8.19      4.46
    Construction and
       Development          781     62.63     14.84     556    46.57     25.53     440     38.77     23.62
                        -------    ------    ------  ------   ------    ------  ------    ------    ------
         Total....        1,246     99.92     99.82   1,194   100.00%    99.86%  1,135    100.00     99.92
Consumer..........            1      0.08      0.18      --       --      0.14      --        --      0.08
                        -------    ------    ------  ------   ------    ------  ------    ------    ------
    Total allowance
                        $ 1,247    100.00%   100.00% $1,194   100.00%   100.00% $1,135    100.00%   100.00%
      for loan losses   =======    ======    ======  ======   ======    ======  ======    ======    ======


                                             At December 31,
                       -------------------------------------------------------------
                                   1998                          1997
                       ---------------------------   -------------------------------

                                            Percent                        Percent
                                            of Loans                       of Loans
                                Percent of   in Each           Percent of   in Each
                                Allowance   Category           Allowance   Category
                                to Total    to Total            to Total    to Total
                        Amount  Allowance    Loans    Amount    Allowance    Loans
                        ------  ---------  ---------  ------    --------   ---------
                                                 (Dollars in thousands)
Mortgages:
    Residential (1)     $  553     54.11%    75.95%   $421      46.11%        81.89%
    Commercial real
       estate.......       108     10.57      3.18     153      16.76          3.40
    Construction and
       Development         361     35.32     20.62     339      37.13         14.63
                        ------    ------  --------   -----     ------        ------
         Total....       1,022    100.00     99.75     913     100.00         99.92
Consumer..........          --        --      0.25      --         --          0.08
                        ----------------- --------  ------     ------        ------
    Total allowance
      for loan losses   $1,022    100.00%   100.00%   $913     100.00%       100.00%
                        ======    ======    ======    ====     ======        ======


------------------------------------
(1) Includes multi-family loans, second mortgage loans and home equity lines of credit.

         Real Estate Owned. At December 31, 2001, the Bank had no REO. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conducts inspections on foreclosed properties.

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

         The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Bank's lending activities. The Company primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for loan originations. Generally, the Company's investment policy is more restrictive than the OTS regulations allow. The Company has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, the Company has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. At December 31, 2001, the available for sale securities portfolio consisted entirely of a mutual fund that invests in adjustable rate mortgage-backed securities.

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


                                                                        At December 31,
                                            -----------------------------------------------------------------------
                                                     2001                    2000                    1999
                                            ----------------------- ----------------------  -----------------------
                                             Amortized     Market    Amortized    Market     Amortized     Market
                                               Cost        Value       Cost       Value        Cost        Value
                                            -----------  ---------- ----------- ----------  -----------  ----------
                                                                        (In thousands)
Investment securities:
Held to maturity(1):
   U.S. Government and
     agency obligations...................       $   --      $   --     $ 6,000    $ 5,945     $  6,000      $5,769
    Other.................................          948         900         948        910          947         927
Federal Home Loan Bank stock(2)...........        1,489       1,489       2,350      2,350        2,100       2,100
Available for sale(3):
   Equity securities......................        6,716       6,704       6,378      6,327        5,988       5,906
                                                -------     -------   ---------    -------    ---------   ---------
     Total investment securities..........       $9,153      $9,093     $15,676    $15,532      $15,035     $14,702
                                                 ======      ======     =======    =======      =======     =======

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


                                                               At December 31,
                            --------------------------------------------------------------------------------------
                                        2001                         2000                         1999
                            ---------------------------- ---------------------------- ----------------------------
                                       Percent                      Percent                      Percent
                                         of                           of                           of
                            Carrying   Carrying   Fair   Carrying   Carrying   Fair   Carrying   Carrying   Fair
                             Value      Value     Value   Value      Value     Value   Value      Value     Value
                            --------- ---------- ------- --------- ---------- ------- --------- ---------- -------
                                                            (Dollars in thousands)
By Issuer:
  GNMA.....................   $12,745    21.69%  $12,895   $12,088    19.94%  $12,136    $14,272   19.99%  $14,022
  FNMA.....................    14,829    25.24    14,872    15,042    24.82    15,002     20,034   28.06    19,646
  FHLMC....................    30,967    52.70    31,035    33,090    54.59    33,102     36,686   51.38    36,477
  SBA......................       219     0.37       216       394     0.65       391        407    0.57       402
                              -------   ------   -------   -------   ------   -------    -------  ------   -------
    Total mortgage-backed
      securities...........   $58,760   100.00%  $59,018   $60,614   100.00%  $60,631    $71,399  100.00%  $70,547
                              =======   ======   =======   =======   ======   =======    =======  ======   =======

By Coupon Type:
  Adjustable-rate..........   $48,541    82.61%  $48,785   $53,451    88.18%  $53,514    $62,371   87.36%  $62,004
  Fixed-rate...............    10,219    17.39    10,233     7,163    11.82     7,117      9,028   12.64     8,543
                              -------   ------   -------   -------   ------   -------    -------  ------   -------
    Total mortgage-backed
     securities...........    $58,760   100.00%  $59,018   $60,614   100.00%  $60,631    $71,399  100.00%  $70,547
                              =======   ======   =======   =======   ======   =======    =======  ======   =======

         The following table sets forth the Company's mortgage-backed securities activities for the periods indicated.


                                                                            Years Ended December 31,
                                                                  2001               2000                1999
                                                              -------------     ---------------    -----------------
                                                                                 (In thousands)
Beginning balance .......................................           $60,614            $71,399              $55,728
    Purchases............................................            14,154                 --               37,149
    Principal repayments.................................           (15,972)           (10,743)             (21,368)
    Net amortization and accretion of discounts
       (premiums)........................................               (36)               (42)                (110)
                                                                 -----------        -----------          ----------
Ending balance...........................................           $58,760            $60,614              $71,399
                                                                    =======            =======              =======


         The table below sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Bank's investment securities held to maturity and mortgage-backed securities held to maturity as of December 31, 2001. The Bank's investment securities available for sale consist solely of equity securities and, as they have no contractual maturities, are not included in this table.

                                                                    At December 31, 2001
                                            ---------------------------------------------------------------------
                                                                        More than One         More than Five
                                               One Year or Less       Year to Five Years    Years to Ten Years
                                            ---------------------    -------------------    ---------------------
                                                         Weighted               Weighted               Weighted
                                             Carrying    Average      Carrying   Average     Carrying   Average
                                               Value      Yield       Value      Yield       Value      Yield
                                             ---------  ----------   --------  ----------  ---------  ----------
                                                                     (Dollars in thousands)
Investment securities held to maturity:
  U.S. Government agency obligations.......       $ --          --%      $ --          --%      $ --          --%
  Other....................................         --          --         --          --         --          --
                                                  ----                   ----                   ----
       Total...............................         --          --         --          --         --          --
                                                  ====                   ====                   ====
Mortgage-backed securities held to maturity:
  Adjustable-rate:
    GNMA...................................       $ --          --%      $ --          --%      $ --          --%
    FHLMC..................................         --          --         --          --         --          --
    FNMA...................................         --          --         --          --         --          --
    SBA....................................         --          --         --          --         --          --
                                                  ----                   ----                   ----
       Total...............................         --          --         --          --         --          --
                                                  ----                   ----                   ----        ----
  Fixed-rate:
    GNMA...................................         --          --         --          --         --          --
    FHLMC..................................         --          --         --          --         --          --
    FNMA...................................         --          --         --          --     $1,923        5.94
                                                  ----                   ----                 ------
       Total...............................         --          --         --          --     $1,923        5.94
                                                  ----                   ----                 ------
Total mortgage-backed securities held to

  maturity.................................       $ --          --%      $ --          --%    $1,923        5.94%
                                                  ====                   ====                 ======

                                                            At December 31, 2001
                                            -----------------------------------------------
                                                More than Ten Years          Total
                                            ------------------------ ----------------------
                                                          Weighted                Weighted
                                                Carrying    Average    Carrying    Average
                                                Value      Yield       Value       Yield
                                              ---------  ----------  ----------  ----------
                                                           (Dollars in thousands)
Investment securities held to maturity:
  U.S. Government agency obligations.......     $    --         -- %    $    --          -- %
  Other....................................         948       2.88          948        2.88
                                                -------        ----     -------        ----
       Total...............................         948       2.88%     $   948        2.88%
                                                =======                 =======
Mortgage-backed securities held to maturity:
  Adjustable-rate:
    GNMA...................................     $10,151        5.48%    $10,151        5.48%
    FHLMC..................................      30,946        3.88      30,946        3.88
    FNMA...................................       7,212        6.17       7,212        6.17
    SBA....................................         219        4.01         219        4.01
                                                -------        ----     -------        ----
       Total...............................      48,528        4.56      48,528        4.56
                                                -------        ----     -------        ----
  Fixed-rate:
    GNMA...................................       2,594        6.82       2,594        6.82
    FHLMC..................................          21       10.00          21       10.00
    FNMA...................................       5,694        6.38       7,617        6.27
                                                -------        ----     -------        ----
       Total...............................       8,309        6.53      10,232        6.42
                                                -------        ----     -------        ----
Total mortgage-backed securities held to
  maturity.................................     $56,837        4.85%    $58,760        4.88%
                                                =======                 =======



Source of Funds

         General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes. The Company also utilizes borrowings for lending and investing activities.

         Deposits. The Bank has long focused on its deposit base as its primary source of funds and a means of growth. In this regard, management previously employed a strategy of pricing its deposit products among the highest in the Bank's market area in order to attract and retain deposits. In more recent periods, the Bank has reduced its rates paid on deposits to a level that is more competitive in the market area, and has strived to maintain its deposits by other means. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of money market, savings, checking and certificate accounts. For the year ended December 31, 2001, average core deposits represented 33.1% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. In an effort to build its deposit base, the Bank has increased the types of deposit products offered, such as offering new transaction accounts, as well as expanding the terms of deposit products offered, such as certificate of deposit accounts, which the Bank now offers with terms ranging from three months to five years. At December 31, 2001, certificates of deposit comprised 64.73% of the Bank's deposit base. Due to the predominance of certificate accounts within the deposit base, the Bank's liquidity could be reduced if a significant amount of maturing certificates of deposit are not renewed in any given period. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank. The Bank generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, it may do so from time to time, depending upon market conditions.

         The following table sets forth the distribution of the Bank's average interest-bearing deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.


                                                               Years Ended December 31,
                            ----------------------------------------------------------------------------------------------
                                         2001                            2000                            1999
                            ------------------------------- ------------------------------- ------------------------------
                                       Percent                          Percent                        Percent
                                       of Total   Weighted              of Total   Weighted            of Total   Weighted
                             Average   Average    Average    Average    Average    Average   Average   Average    Average
                             Balance   Deposits     Rate     Balance    Deposits     Rate    Balance   Deposits     Rate
                            --------- ---------- ---------- ---------- ---------- --------- --------- ---------  ---------
                                                                (Dollars in thousands)
Demand deposits............  $ 36,586      18.73%      2.03%  $ 25,654      14.49%    3.22%   $ 20,509    12.04%      3.15%
Money market savings.......     2,200       1.13       1.49      2,766       1.56     2.94       3,029     1.78       2.71
Regular savings............    25,890      13.26       2.32     27,956      15.78     2.34      26,432    15.52       2.29
Certificates of deposit....   130,619      66.88       5.04    120,749      68.17     5.56     120,312    70.66       5.10
                             --------     -----               --------     ------             --------   ------
         Total.............  $195,295     100.00%      4.07%  $177,125     100.00%    4.58%   $170,282   100.00%      4.39%
                             ========     ======              ========     ======             ========   ======


                                                                   At December 31,
                            ----------------------------------------------------------------------------------------------
                                         2001                            2000                            1999
                            ------------------------------- ------------------------------- ------------------------------
                                       Percent                          Percent                        Percent
                                       of Total                         of Total                       of Total
                                       Certificate  Weighted           Certificate  Weighted           Certificate   Weighted
                                           of       Average                of       Average                 of       Average
                             Balance    Deposits     Rate     Balance   Deposits     Rate     Balance    Deposits      Rate
                             -------    --------     ----     -------   --------     ----     -------    --------      ----
                                                                   (Dollars in thousands)
Certificate accounts(1):
Due within one year........  $110,336      85.90%      3.86%  $120,011      90.56%     5.99   $  97,446     84.78%      4.97%
One to three years.........    16,115      12.55       4.52     11,374       8.58      5.76      15,236     13.25       5.45
Three years and over.......     1,998       1.55       4.94      1,141       0.86      5.62       2,265      1.97       5.44
                             --------     ------              --------     ------              --------    ------
     Total certificate
       accounts............  $128,449     100.00%      3.96%  $132,526     100.00%     5.97%   $114,947    100.00%      5.04%
                             ========     ======              ========     =======             ========    ======

----------------------------------------

 (1) Based on remaining maturity of certificates calculated as of the end of the period.


         The following table presents the deposit activity of the Bank for the periods indicated:


                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                           2001                2000               1999
                                                                      --------------      --------------     --------------
                                                                                         (In thousands)

Beginning balance..................................................         $189,333            $169,008           $174,808
                                                                            --------            --------           --------
   Net deposits (withdrawals)......................................            1,164              12,204             (7,603)
   Sale of deposits................................................               --                  --             (5,668)
   Interest credited to accounts...................................            7,946               8,121              7,471
                                                                         -----------          ----------        -----------
   Increase (decrease) in deposit accounts.........................            9,110              20,325             (5,800)
                                                                         -----------          ----------         ----------
Ending balance.....................................................         $198,443            $189,333           $169,008
                                                                            ========            ========          =========


         The following table presents by various categories, the amount of certificate accounts outstanding at December 31, 2001, 2000, and 1999, and the time to maturity of the certificate accounts outstanding at December 31, 2001.




                                                   Period to Maturity from December 31, 2001
                                --------------------------------------------------------------------------------
                                 Due Within        One to           Two to           Three to         Four to
                                  One Year       Two years        Three years       Four years       Five years
                                ------------    ------------    ---------------    -------------    ------------
                                                                                        (In thousands)
Certificate accounts:
Less than 4.00%.............        $ 59,510         $ 3,946             $  586            $  34          $   49
4.01 to 5.00%...............          33,753           5,195              1,910              164             982
5.01 to 6.00%...............          13,301           2,988                163              287             409
6.01 to 7.00%...............           3,772             871                456               72              --
Over 7.00%..................              --              --                 --               --              --
                                    --------         -------             ------            -----          ------
                                    $110,336         $13,000             $3,115             $557          $1,440
                                    ========         =======             ======             ====          ======
Accrued interest payable....

   Total....................



                                                 At December 31,
                                   -------------------------------------------

                                       2001           2000            1999
                                   ------------    -----------    ------------
Certificate accounts:
Less than 4.00%.............         $64,125       $     --        $     --
4.01 to 5.00%...............          42,004         24,192          71,589
5.01 to 6.00%...............          17,148         27,678          41,574
6.01 to 7.00%...............           5,171         79,324           1,284
Over 7.00%..................              --             --              --
                                    --------    -----------    -------------
                                     128,448        131,194         114,447

Accrued interest payable....               1          1,332             500
                                    --------       --------        --------
   Total....................        $128,449       $132,526        $114,947
                                    ========       ========        ========




         At December 31, 2001, the Bank had outstanding $21.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                             Weighted
                                                             Average
             Maturity Period                  Amount           Rate
-----------------------------------------    ---------      ----------
                                               (Dollars in thousands)
Three months or less.....................      $ 8,183            3.79%
Over three to six months.................        4,283            4.08
Over six through 12 months...............        6,417            4.28
Over 12 months...........................        2,597            4.52
                                             ---------
                                               $21,480            4.08%
                                               =======

Borrowings

         Although the Bank has not significantly utilized the Federal Home Loan Bank ("FHLB") borrowings in the past, it has done so as needed to fund its operations and meet liquidity needs. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 2001, the Bank had $11.0 million in outstanding advances from the FHLB-NY.

         The Bank increased its borrowings in order to use the funds to increase its asset base and enhance earnings through the purchase of investment and mortgage-backed securities. By so doing, the Bank seeks to realize increased earnings equal to the spread between the cost of the borrowed funds and the yield on the investment and mortgage-backed securities.

         The following table sets forth certain information regarding the Company's borrowed funds for the dates indicated:


                                                                       At or For the Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       2001             2000             1999
                                                                  --------------   --------------   ---------------
                                                                               (Dollars in thousands)
FHLB borrowings:
  Average balance outstanding.................................           $16,093          $37,154           $15,038
  Maximum amount outstanding at any
    month-end during the period...............................            27,000           39,900            42,000
  Balance outstanding at end of period........................            11,000           29,000            42,000
  Weighted average interest rate during the period............              4.81%            6.44%             5.47%
  Weighted average interest rate at end of period.............              3.80%            6.33%             5.93%
ESOP loan:
  Average balance outstanding.................................         $      --        $      --         $     230
  Maximum amount outstanding at any month-end
    during the period.........................................                --               --               455
  Balance outstanding at end of period........................                --               --                --
  Weighted average interest rate during the period............                --               --              8.25%
  Weighted average interest rate at end of period.............                --               --                --



Personnel

         As of December 31, 2001, the Company had 51 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

         Loans-to-One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Bank's limit on loans to one borrower was $3.8 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $3.0 million.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained 87.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $61,000.

         Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

         Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk- based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2001, the Bank met each of its capital requirements.

         The following table presents the Bank's capital position at December 31, 2001.



                                                                 Excess                     Capital
                                                                                --------------------------------
                            Actual            Required        (Deficiency)          Actual          Required
                            Capital           Capital            Amount            Percent           Percent
                       -----------------   --------------   ----------------    --------------   ---------------
                                                        (Dollars in thousands)

Tangible...............          $24,801           $3,554            $21,247             10.47%             1.50%
Core (Leverage)........           24,801            9,476             15,325             10.47              4.00%
Risk-based.............           26,035            9,806             16,229             21.24              8.00%


         Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi- annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2001, FICO payments for Savings Association Insurance Fund members approximated 1.9 basis points.

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

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a

10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank. The MHC may exclude from its income 80% of dividends received from the Company as long as it maintains ownership in the Company of at least 20%. In addition, the MHC waived dividends from both the Company and the Bank during the year ended December 31, 2001 and 2000.

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

Additional Item.  Executive Officers of the Registrant
------------------------------------------------------

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.





                                          Age at
             Name                        12/31/01                                 Position
-------------------------------         ----------        ---------------------------------------------------------

Lee Wagstaff...................             61            Vice President, Chief Financial Officer and Treasurer of
                                                             the Company and the Bank
Valerie Kaminski...............             63            Vice President and Secretary of the Company and the
                                                             Bank
Richard Wagner.................             61            Vice President of the Company and Vice President and
                                                             Mortgage Lending Officer of the Bank
Patrick Paolella...............             58            Vice President of the Company and Vice President
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

     Richard Wagner has been Vice President of the Company and the Bank since April 2001. Mr. Wagner most recently was a Loan Acquisition Analyst with GE Capital Mortgage Services, Inc. Prior to that, he has spent over 20 years as a loan officer in the lending industry. Mr. Wagner also was on the accounting staff of Stephen P. Radics Co., Haledon, New Jersey. He serves on the Bank's Credit Committee.

     Patrick Paolella has been Vice President of the Company since July 1999 and Vice President and Human Resource Officer of the Bank since 1997. Prior to becoming Vice President and Human Resource Officer, Mr. Paolella served as a Consultant to the Banking Industry and served as President of a financial savings institution.

Item 2.  Description of Property
--------------------------------

         The Bank currently conducts its business through an administrative and full service branch office located in Springfield, New Jersey and five other full service branch offices located in Bayville, Irvington, Milltown, Spotswood and Toms River, New Jersey. The Bank also maintains a loan origination and service center.


                                                      Original                                    Net Book Value
                                                        Year                                      of Property or
                                     Leased            Leased                Date of                Leasehold
                                       or                or                   Lease              Improvements at
            Location                 Owned            Acquired             Expiration           December 31, 2001
--------------------------------  ------------    -----------------   ---------------------    --------------------
                                                    (In thousands)
Administrative/Corporate/
Branch Office:

130 Mountain Avenue                  Owned                     1990            --                        $1,892
Springfield, NJ  07081

Branch Offices:

860 18th Avenue                      Owned                     1951            --                            65
Irvington, NJ  07111

520 Main Street                      Owned                     1979            --                           314
Spotswood, NJ  08884

827 Fischer Boulevard                Owned                     1980            --                           837
Toms River, NJ  08753

Route 9 and                          Leased                    1999         07/31/11                         45
Oceangate Drive
Bayville, NJ  08721

270 Ryders Lane                      Leased                    1999         05/31/11                         18
Milltown, NJ  08850

Loan Origination and Service
Center:

140 Mountain Avenue                  Leased                    2001         04/30/06                          5
Springfield, NJ  07081


         The Bank plans to open a branch office in Old Bridge, New Jersey, during the second quarter of 2002. The total amount spent and capitalized totalled $407,000 at December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Market For Common Stock and Related Stockholder Matters" in the 2001 Annual Report to Stockholders is incorporated herein by reference. At December 31, 2001, 1,920,845 shares of the Company's outstanding common stock were held of record by approximately 245 persons or entities, not including the number of persons or entities holding stock in nominee or stock name through various brokers or banks.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The Company's consolidated financial statements listed in Item 13 herein, together with the report thereon by Radics & Co., LLC, are found in the 2001 Annual Report to Stockholders and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
     with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, sections "Additional Information Regarding Annual Meeting - Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10. Executive Compensation
-------------------------------

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, sections "Additional Information Regarding Annual Meeting - Directors' Compensation and Executive Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, section "Additional Information Regarding Annual Meeting - Stock Ownership."

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, section "Additional Information Regarding Annual Meeting - Transactions With Certain Related Persons."

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)   The following exhibits are filed as part of this report.

      Exhibit
      Number      Description
--------------------------------------------------------------------------------
     (a) (1) The following are filed as a part of this report by means of incorporation to the Company's 2001 Annual Report to Stockholders:

                    o    Report of Independent Auditors

                    o Consolidated Statements of Financial Condition as of December 31, 2001 and December 31, 2000

                    o Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001 and December 31, 2000

                    o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001 and December 31, 2000

                    o Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and December 31, 2000

                    o    Notes to Consolidated Financial Statements

               (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

               (3)  Exhibits

                    2.0 Agreement and Plan of Merger By and Between Kearny Federal Savings Bank and Kearny Financial Corp. and Kearny MHC and Pulaski Savings Bank and Pulaski Bancorp, Inc. and Pulaski Bancorp, M.H.C., dated as of January 10, 2002.***

                    3.1  Charter of Pulaski Bancorp, Inc.*

                    3.2  Amended Bylaws of Pulaski Bancorp, Inc.**

                    4.0  Form of Common Stock Certificate*

                    10.1 Employment Agreement by and between Pulaski Bancorp,
                         M.H.C., Pulaski Savings Bank and Lee Wagstaff*

                    10.2 Change in Control Agreement by and between Pulaski
                         Bancorp, M.H.C., Pulaski Savings Bank and Valerie Kaminski*

                    10.3 Amended and Restated Pulaski Bancorp, Inc. 1997
                         Stock-Based Incentive Plan*

                    10.4 Pulaski Savings Bank Employee Stock Ownership Plan
                         Trust Agreement*

                    10.5 Employment Agreement by and between Pulaski Bancorp,
                         Inc., Pulaski Savings Bank and John T. Robertson**

                    10.6 Change in Control Agreement by and between Pulaski
                         Savings Bank, Pulaski Bancorp, Inc. and Patrick
                         Paolella

                    11.0 Computation of Earnings Per Share

                    13.0 Portions of the 2001 Annual Report to Stockholders

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

                    ** Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed March 30, 2001.

                    *** Incorporated herein by reference into this document from the Exhibits to the Current Report on Form 8-K, filed January 14, 2002.

(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2002   PULASKI BANCORP, INC.

                          /s/ John T. Robertson
                          -------------------------------------------------
                          John T. Robertson
                          President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                          Title                                     Date

/s/ John T. Robertson                              President, Chief Executive                February 28, 2002
--------------------------------------
John T. Robertson                                  Officer and Director
                                                  (principal executive officer)

/s/ Edward J. Mizerski                             Chairman of the Board                     February 28, 2002
------------------------------------
Edward J. Mizerski

/s/ Peter C. Pietrucha                             Vice Chairman of the Board                February 28, 2002
------------------------------------
Peter C. Pietrucha

/s/ Eugene J. Bogucki, M.D.                        Director                                  February 28, 2002
------------------------------------
Eugene J. Bogucki, M.D.

/s/ Anthony C. Majeski                             Director                                  February 28, 2002
--------------------------------------
Anthony C. Majeski

/s/ Walter F. Rusak                                Director                                  February 28, 2002
----------------------------------------
Walter F. Rusak

/s/ Thomas Bentkowski                              Director                                  February 28, 2002
------------------------------------
Thomas Bentkowski

/s/ Lee Wagstaff                                   Vice President, Chief Financial           February 28, 2002
------------------------------------
Lee Wagstaff                                       Officer and Treasurer
                                                   (principal financial and
                                                   accounting officer)

