Form 10QSB
period 2002-03-31
PULASKI BANCORP INC
filed 2002-05-15
CIK 1089624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________



                         Commission File Number 0-26681
                                                -------

                              PULASKI BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      FEDERALLY-CHARTERED                                       22-3652847
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


130 Mountain Avenue, Springfield, New Jersey                            07081
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code       973-564-9000
                                              ----------------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 As of May 6, 2002, 1,920,845 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                      PULASKI BANCORP, INC. AND SUBSIDIARY


                                      INDEX


                                                                            Page
                                                                           Number
                                                                        -------------

PART I            FINANCIAL INFORMATION

                  Financial Statements
         Item 1.

                    Consolidated Statements of Financial Condition as of
                     March 31, 2002 and December 31, 2001 (Unaudited)           1


                    Consolidated Statements of Income for the Three Months
                     Ended March 31, 2002 and 2001 (Unaudited)                  2


                    Consolidated Statements of Comprehensive Income for the
                     Three Months Ended  March 31, 2002 and 2001                3
                     (Unaudited)


                    Consolidated Statements of Cash Flows for the Three
                     Months Ended March 31, 2002 and 2001 (Unaudited)         4 - 5


                    Notes to Consolidated Financial Statements                  6


         Item 2.  Management's Discussion and Analysis or Plan of Operation   7 - 11




PART II                       OTHER INFORMATION


Item 1.  Legal Proceedings                                                      12
Item 2.  Changes in Securities                                                  12
Item 3.  Defaults Upon Senior Securities                                        12
Item 4.  Submission of Matters to a Vote of Security Holders                    12
Item 5.  Other Information                                                      12
Item 6.  Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                      13



                                 PULASKI BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            ----------------------------------------------
                                              (Unaudited)
                                                                              March 31,         December 31,
                                                                               2002               2001
                                                                          -------------       --------------
Assets
------

Cash and amounts due from depository institutions                         $   3,763,568       $   2,916,854
Interest-bearing deposits                                                    10,134,833           7,992,395
Federal funds sold                                                            1,500,000           4,525,000
                                                                          -------------       -------------

        Total cash and cash equivalents                                      15,398,401          15,434,249

Term deposits                                                                    99,000              99,000
Trading account securities                                                           --             775,000
Securities available for sale                                                 6,745,546           6,703,670
Investment securities held to maturity                                          948,135             947,835
Mortgage-backed securities held to maturity                                  53,700,683          58,759,852
Loans receivable                                                            148,721,194         146,924,897
Premises and equipment                                                        4,255,131           3,949,096
Federal Home Loan Bank stock, at cost                                         1,488,700           1,488,700
Interest receivable                                                             998,821             982,045
Other assets                                                                    861,967             925,118
                                                                          -------------       -------------
        Total assets                                                      $ 233,217,578       $ 236,989,462
                                                                          =============       =============

Liabilities and stockholders' equity

Liabilities

Deposits                                                                  $ 201,062,178       $ 198,442,593
Advances from Federal Home Loan Bank of New York                              4,000,000          11,000,000
Advance payments by borrowers for taxes                                         939,095             922,878
Other liabilities                                                             1,584,764           1,281,216
                                                                          -------------       -------------

        Total liabilities                                                   207,586,037         211,646,687
                                                                            ===========         ===========

Stockholders' equity

Preferred stock; $.01 par value; authorized 2,000,000 shares; issued
  and outstanding-none                                                               --                  --
Common stock; par value $.01; authorized 13,000,000
  shares; 2,108,088 shares issued; 1,920,845 shares outstanding                  21,081              21,081
Paid-in capital                                                               9,829,231           9,829,231
Retained earnings-substantially restricted                                   17,517,103          17,248,127
Unearned Incentive Plan Award shares                                           (109,448)           (142,238)
Accumulated other comprehensive income-
  Unrealized (loss) on securities
  available for sale                                                            (25,000)            (12,000)
Treasury stock, at cost; 187,243 shares                                      (1,601,426)         (1,601,426)
                                                                          -------------       -------------

        Total stockholders' equity                                           25,631,541          25,342,775
                                                                          -------------       -------------

        Total liabilities and stockholders' equity                        $ 233,217,578       $ 236,989,462
                                                                          =============       =============


See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)



                                                               Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2002              2001

Interest income:
       Loans                                               $ 2,670,829       $ 3,061,979
       Mortgage-backed securities held to maturity             616,409         1,011,084
       Investment securities held to maturity                    6,660           104,407
       Securities available for sale                            54,876            99,845
       Other interest-earning assets                            82,301           166,721
                                                           -----------       -----------

            Total interest income                            3,431,075         4,444,036
                                                           -----------       -----------

Interest expense:
       Deposits                                              1,440,749         2,341,665
       Advances and other borrowed money                        73,563           340,095
                                                           -----------       -----------

            Total interest expense                           1,514,312         2,681,760
                                                           -----------       -----------

Net interest income                                          1,916,763         1,762,276
Provision for loan losses                                           --            25,000
                                                           -----------       -----------

Net interest income after provision for loan losses          1,916,763         1,737,276
                                                           -----------       -----------

Non-interest income:
       Fees and service charges                                 63,395            64,866
       Trading account (loss) income                           (61,974)           25,654
       Miscellaneous                                            15,959            12,879
                                                           -----------       -----------

            Total non-interest income                           17,380           103,399
                                                           -----------       -----------

Non-interest expenses:
       Salaries and employee benefits                          715,141           796,321
       Net occupancy expense of premises                       161,525           146,555
       Equipment                                               107,690           106,802
       Advertising                                               3,474            42,745
       Merger related expenses                                 129,253                --
       Federal insurance premium                                 8,896             9,180
       Miscellaneous                                           267,197           236,749
                                                           -----------       -----------

            Total non-interest expenses                      1,393,176         1,338,352
                                                           -----------       -----------

Income before income taxes                                     540,967           502,323
Income taxes                                                   191,870           194,354
                                                           -----------       -----------

Net income                                                 $   349,097       $   307,969
                                                           ===========       ===========

Net income per common share:
       Basic                                               $      0.18       $      0.16
                                                           ===========       ===========
       Diluted                                             $      0.18       $      0.16
                                                           ===========       ===========

Dividends declared per common share                        $      0.10       $      0.09
                                                           ===========       ===========

Weighted average number of common shares outstanding:
       Basic                                                 1,914,553         1,903,295
                                                           ===========       ===========
       Diluted                                               1,945,252         1,903,295
                                                           ===========       ===========


See notes to consolidated financial statements.

                                                                    Three Months Ended
                                                                         March 31,
                                                         ------------------------------------------
                                                                2002                   2001
                                                         --------------------   -------------------
Net income                                                       $ 349,097       $ 307,969

Other comprehensive income - unrealized holding (loss) gain
  on securities available for sale                                 (13,000)         32,000

Comprehensive income                                             $ 336,097       $ 339,969





See notes to consolidated financial statements.


                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                  2002            2001
                                                                ---------       ---------

Net income                                                      $ 349,097       $ 307,969

Other comprehensive income - unrealized holding (loss) gain
  on securities available for sale                                (13,000)         32,000
                                                                ---------       ---------

Comprehensive income                                            $ 336,097       $ 339,969
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


                              PULASKI BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------
                                          (Unaudited)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                               -------------------------------
                                                                                   2002               2001
                                                                               ------------       ------------
Cash flows from operating activities:
      Net income                                                               $    349,097       $    307,969
      Adjustments to reconcile net income to
       cash provided by operating activities:
          Depreciation and amortization of premises and equipment                    69,507             72,325
          Loss on sale of equipment                                                      --              2,413
          Accretion of discounts and amortization of premium, net                    (4,288)             3,958
          Accretion of deferred loan fees and discounts                             (33,216)          (101,536)
          Provision for loan losses                                                      --             25,000
          Purchase of trading account securities                                 (3,159,307)        (2,237,579)
          Proceeds from sales of trading account securities                       3,872,333          2,263,233
          Realized (losses) gains on sales of trading account securities             61,974            (25,654)
          (Increase) decrease in interest receivable                                (16,776)           130,747
          Decrease in other assets                                                   63,151             55,950
          (Decrease) increase in interest payable on deposits                          (452)           117,954
          Increase in other liabilities                                             303,548            216,010
          ESOP shares committed to be released                                           --             47,891
          Amortization of cost of stock contributed
            to Incentive Plan                                                        32,790             38,088
                                                                               ------------       ------------

               Net cash provided by operating activities                          1,538,361            916,769
                                                                               ------------       ------------

Cash flow from investing activities:
      Purchases of securities available for sale                                    (54,876)           (99,845)
      Proceeds from calls of investment securities
        held to maturity                                                                 --          2,000,000
      Purchases on mortgage-backed securities held to maturity                   (4,991,875)                --
      Principal repayments on mortgage-backed securities held to maturity        10,055,032          3,258,555
      Purchases of loans                                                         (1,100,636)          (697,795)
      Net change in loans receivable                                               (662,445)         8,224,575
      Proceeds from sales of equipment                                                   --             27,700
      Addition to premises and equipment                                           (375,542)           (42,141)
                                                                               ------------       ------------

               Net cash provided by investing activities                          2,869,658         12,671,049
                                                                               ------------       ------------

Cash flows from financing activities:
      Net increase in deposits                                                    2,620,037          7,774,525
      Net (decrease) in advances from Federal Home
        Loan Bank of New York                                                    (7,000,000)       (11,000,000)
      Net increase (decrease) in payments by borrowers for taxes                     16,217             (1,023)
      Cash dividends paid                                                           (80,121)           (72,274)
      Purchase of treasury stock                                                         --            (56,250)
                                                                               ------------       ------------

               Net cash (used in) financing activities                           (4,443,867)        (3,355,022)
                                                                               ------------       ------------

Net (decrease) increase in cash and cash equivalents                                (35,848)        10,232,796
Cash and cash equivalents - beginning                                            15,434,249          9,690,232
                                                                               ------------       ------------

Cash and cash equivalents - ending                                             $ 15,398,401       $ 19,923,028
                                                                               ============       ============



See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)



                                                        Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                      2002              2001
                                                   ----------        -----------
Supplemental information:

      Cash paid during the period for:
          Income taxes                             $  100,000         $       --
          Interest on deposits and borrowings       1,545,866          2,592,381




See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.



2.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the Employee Stock Ownership Plan ("ESOP") and the stock-based incentive plan ("Incentive Plan"). Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method. Potential common shares related to unearned incentive plan awards, unearned ESOP shares and the Incentive Plan were not dilutive during the three months ended March 31, 2001.



3.   MERGER AGREEMENT
---------------------

At January 10, 2002, the Company, the parent corporation of the Bank, and Pulaski Bancorp, M.H.C., the Mutual Holding Company, which owns the majority of the outstanding capital stock of the Company, entered into a merger agreement with Kearny Financial Corp. (Kearny Financial), the parent corporation of Kearny Federal Savings Bank, and Kearny MHC, the parent company of Kearny Financial. At the date of merger, the Company's common stock held by public stockholders other than Pulaski Bancorp, M.H.C. will be purchased for $32.90 per share, in cash. The transaction is expected to close during the second or third quarter of 2002.

In the event the Company enters into a merger, acquisition, consolidation or other form of business combination agreement with another entity, the Company will be required to pay Kearny Financial an amount of $1.5 million in cash upon written demand by Kearny Financial. Merger related charges, which include but are not limited to professional fees for investment banking, legal and accounting, are expected to be $589,000.

Upon the effective date of the merger, Pulaski's ESOP, Directors' Consultation and Retirement Plan, and Incentive Plan shall be terminated on such terms contained in the agreements. Upon termination, all participant accounts shall be considered fully vested and nonforefeitable and all remaining assets shall be allocated to the participants.

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


Comparison of Financial Condition at March 31, 2002 and December 31, 2001

The Company's assets at March 31, 2002 totalled $233.2 million, which represents a decrease of $3.8 million or 1.6% as compared with $237.0 million at December 31, 2001.

Cash and cash equivalents remained unchanged at $15.4 million at March 31, 2002 and December 31, 2001.

Term deposits at March 31, 2002 and December 31, 2001 remained the same at $99,000. The Company did not have any trading account securities at March 31, 2002 while such securities amounted to $775,000 at December 31, 2001. Securities available for sale at March 31, 2002 increased $42,000 or 0.6% to $6.746 million when compared with $6.704 million at December 31, 2001, which resulted primarily from purchases of securities available for sale of $55,000 partially offset by an increase in unrealized loss in such securities of $13,000. Investment securities held to maturity remained the same at $948,000 at March 31, 2002 and December 31, 2001.

Mortgage-backed securities held to maturity decreased $5.1 million or 8.7% to $53.7 million at March 31, 2002 when compared to $58.8 million at December 31, 2001. The decrease during the three months ended March 31, 2002 resulted primarily from repayments on mortgage-backed securities of $10.1 million, sufficient to offset purchases of $5.0 million.

Net loans increased $1.8 million or 1.2% to $148.7 million at March 31, 2002 as compared to $146.9 million at December 31, 2001. The increase during the three months ended March 31, 2002, resulted primarily from loan originations and purchases exceeding loan principal repayments.

Deposits at March 31, 2002 increased $2.7 million or 1.4% to $201.1 million when compared with $198.4 million at December 31, 2001.

Advances from the Federal Home Loan Bank of New York ("FHLB") totalled $4.0 million and $11.0 million at March 31, 2002 and December 31, 2001, respectively, representing a decrease of $7.0 million or 63.6%.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Financial Condition at March 31, 2002 and December 31, 2001 (Cont'd.)

Stockholders' equity amounted to $25.6 million and $25.3 million at March 31, 2002 and December 31, 2001, respectively. During the three months ended March 31, 2002 and 2001, net income of $349,000 and $308,000, respectively, was recorded and cash dividends of $80,000 and $72,000, respectively, were paid on the common stock.


Comparison of Operating Results for the Three Months Ended March 31, 2002 and
2001

Net income increased $41,000 or 13.3% to $349,000 for the three months ended March 31, 2002 compared with $308,000 for the same 2001 period. The increase in net income during the 2002 period resulted from decreases in total interest expense, provision for loan losses and income taxes, which were partially offset by decreases in total interest income and non-interest income and an increase in non-interest expenses.

Interest income on loans decreased by $391,000 or 12.8% to $2.7 million during the three months ended March 31, 2002 when compared with $3.1 million during the same 2001 period. The decrease during the 2002 period resulted from a decrease of 100 basis points in the yield earned on the loan portfolio along with a decrease of $887,000 in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $395,000 or 39.1% to $616,000 during the three months ended March 31, 2002 when compared with $1.0 million for the same 2001 period. The decrease during the 2002 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $5.1 million or 8.7%, along with a decrease of 229 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $142,000 or 69.6% to $62,000 during the three months ended March 31, 2002 when compared with $204,000 for the same 2001 period. The decrease during the 2002 period resulted from a 313 basis point decrease in the yield earned on such securities, along with a decrease of $5.2 million in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $85,000 or 50.9% to $82,000 during the three months ended March 31, 2002 when compared with $167,000 for the same 2001 period. The decrease during the 2002 period resulted from a decrease of 370 basis points in the yield earned sufficient to offset an increase of $4.8 million in the average balance of other interest-earning assets.

Interest expense on deposits decreased $901,000 or 38.5% to $1.4 million during the three months ended March 31, 2002 when compared to $2.3 million during the same 2001 period. Such decrease during the 2002 period was attributable to a decrease of 203 basis points in the cost of interest-bearing deposits sufficient to offset an increase of $7.2 million or 3.8% in the average balance of interest-bearing deposits outstanding. Interest on borrowed money amounted to $74,000 and $340,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of $266,000 during the 2002 period resulted primarily from a decrease of $14.8 million in the average balance of borrowed money along with a 240 basis point decrease in the cost of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001 (Cont'd.)

Net interest income increased $155,000 to $1.92 million during the three months ended March 31, 2002 when compared with $1.76 million during the same 2001 period. Such increase was due to a decrease in total interest expense of $1.17 million, which was sufficient to offset a decrease in total interest income of $1.01 million. The net interest rate spread increased from 2.55% in 2001 to 3.08% in 2002. The increase in the interest rate spread in 2002 resulted from a decrease of 210 basis points in the cost of interest-bearing liabilities, partially offset by a 158 basis point decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets in 2002 decreased by $6.4 million, offset by a decrease in average interest-bearing liabilities of $7.6 million.

During the three months ended March 31, 2002 and 2001, the Bank provided $ -0-and $25,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At March 31, 2002 and 2001, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $2.7 million or 1.2% of total assets and $319,000 or .13% of total assets, respectively. At March 31, 2002, $2.5 million of the non-performing loans were accruing interest and $207,000 were on non-accrual status. At March 31, 2001, all non-performing loans were on non-accrual status.

Non-interest income decreased by $86,000 or 83.5% to $17,000 during the three months ended March 31, 2002 when compared to $103,000 during the same 2001 period. The decrease during the 2002 period resulted primarily from decreases of $88,000 in trading account income and fees and service charges of $2,000 sufficient to offset an increase in miscellaneous income of $3,000. During the three months ended March 31, 2002, the Bank purchased $3.2 million and sold $3.9 million in trading account securities, resulting in realized losses of $62,000. During the three months ended March 31, 2001, the Bank purchased and sold $2.2 million in trading securities, resulting in a realized gain of $26,000. At March 31, 2002, the Bank had no trading account securities.

Non-interest expenses increased by $55,000, or 4.1%, to $1.39 million during the three months ended March 31, 2002 when compared with $1.34 million during the same 2001 period. During the 2002 period, increases in occupancy, merger related expenses and miscellaneous expenses of $15,000, $129,000 and $30,000 were offset by decreases in salaries and employee benefits and advertising expenses of $81,000 and $40,000, respectively, when compared with the same 2001 period.

Income taxes totalled $192,000 and $194,000 during the three months ended March 31, 2002 and 2001, respectively.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Liquidity and Capital Resources

The Office of Thrift Supervision (the "OTS") regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2002, interest-bearing deposits, term deposits, federal funds sold and securities available for sale totalled $18.5 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At March 31, 2002, advances from the FHLB amounted to $4.0 million.

During the three months ended March 31, 2002 and 2001, cash dividends paid on common stock amounted to $80,000 and $72,000, respectively. The mutual holding company waived its right to receive dividends. If the mutual holding company had not waived its right to receive dividends, the amount of such dividends, during the three months ended March 31, 2002 and 2001, would have been increased by $112,000 and $101,000, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2002, the Bank had outstanding commitments to originate and purchase loans of $7.9 million and commitments to fund unused credit lines and construction loans in process of $16.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002, totalled $106.2 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Liquidity and Capital Resources  (Cont'd.)

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its total adjusted assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at March 31, 2002 as compared to the minimum regulatory capital requirements:



                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                 Minimum Capital              Prompt Corrective
                                        Actual                    Requirements                Actions Provisions
                                 --------------------        -----------------------        -----------------------
                                  Amount       Ratio          Amount          Ratio          Amount          Ratio
                                 --------     -------        --------        -------        --------        -------
                                                               (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)       $26,513       20.43%         $10,382         8.00%          $12,978         10.00%

Tier 1 Capital
 (to risk-weighted assets)        25,279       19.48%              --           --             7,787          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)       25,279       10.86%           9,313         4.00%           11,642          5.00%

Tangible Capital
 (to adjusted total assets)       25,279       10.86%           3,492         1.50%               --            --


                      PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION




ITEM 1. Legal Proceedings
        ----------------
          None.

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


(b)      Reports on form 8-K:

         On January 14, 2002, the Company filed Form 8-K announcing its merger with Kearny Financial.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                     PULASKI BANCORP, INC.


Date:      May 14, 2002              By:  /s/ John T. Robertson
      ------------------                  -------------------------------------
                                          John T. Robertson
                                          President and Chief Executive Officer
                                             (Principal Executive Officer)



Date:      May 14, 2002              By:    /s/ Lee Wagstaff
      ------------------                    -----------------------------------
                                            Lee Wagstaff
                                             Vice President and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)