Form 10QSB
period 2002-06-30
PULASKI BANCORP INC
filed 2002-08-14
CIK 1089624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                   FORM 10-QSB
(Mark One)


[  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

              EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 2002
                              --------------------------------------------------

                                       OR


[     ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

              EXCHANGE ACT OF 1934

For the transition period from                to
                              --------------      ------------------------------


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

     As of August 2, 2002, 1,920,845 common shares, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                      PULASKI BANCORP, INC. AND SUBSIDIARY


                                      INDEX


                                                                         Page
                                                                        Number
                                                                    ------------

PART I                        FINANCIAL INFORMATION


   Item 1. Financial Statements

              Consolidated Statements of Financial Condition as of
               June 30, 2002 and December 31, 2001 (Unaudited)               1


              Consolidated Statements of Income for the Six and
               Three Months Ended June 30, 2002 and 2001 (Unaudited)         2


              Consolidated Statements of Comprehensive Income for the
               Six and Three Months Ended June 30, 2002 and 2001             3
               (Unaudited)


              Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2002 and 2001 (Unaudited)             4 - 5


              Notes to Consolidated Financial Statements                   6 - 7

   Item 2. Management's Discussion and Analysis or Plan of Operation      8 - 13


PART II        OTHER INFORMATION


   Item 1.     Legal Proceedings                                            14

   Item 2.     Changes in Securities                                        14

   Item 3.     Defaults Upon Senior Securities                              14

   Item 4.     Submission of Matters to a Vote of Security Holders       14 - 15

   Item 5.     Other Information                                            15

   Item 6.     Exhibits and Reports on Form 8-K                          15 - 16

SIGNATURES                                                                   17




                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)


                                                                         June 30,         December 31,
Assets                                                                     2002               2001
------                                                                  -------------     -------------


Cash and amounts due from depository institutions                       $   3,265,994     $   2,916,854
Interest-bearing deposits                                                   3,674,115         7,992,395
Federal funds sold                                                          3,400,000         4,525,000
                                                                        -------------     -------------

      Total cash and cash equivalents                                      10,340,109        15,434,249

Term deposits                                                                      --            99,000
Trading account securities                                                         --           775,000
Securities available for sale                                               6,811,213         6,703,670
Investment securities held to maturity                                        948,190           947,835
Mortgage-backed securities held to maturity                                57,391,399        58,759,852
Loans receivable                                                          151,808,330       146,924,897
Premises and equipment                                                      4,426,751         3,949,096
Federal Home Loan Bank of New York stock, at cost                           1,452,800         1,488,700
Interest receivable                                                         1,000,235           982,045
Other assets                                                                  971,353           925,118
                                                                        -------------     -------------

      Total assets                                                      $ 235,150,380     $ 236,989,462
                                                                        =============     =============

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits                                                                $ 202,294,601     $ 198,442,593
Advances from Federal Home Loan Bank of New York                            4,000,000        11,000,000
Advance payments by borrowers for taxes                                       986,570           922,878
Other liabilities                                                           1,828,321         1,281,216
                                                                        -------------     -------------

      Total liabilities                                                   209,109,492       211,646,687
                                                                        -------------     -------------

Stockholders' equity
--------------------

Preferred stock; $.01 par value; authorized 2,000,000 shares; issued
  and outstanding-none                                                             --                --
Common stock; par value $.01; authorized 13,000,000
  shares; 2,108,088 shares issued; 1,920,845 shares outstanding                21,081            21,081
Paid-in capital                                                             9,829,231         9,829,231
Retained earnings-substantially restricted                                 17,880,660        17,248,127
Unearned Incentive Plan Award shares                                          (76,658)         (142,238)
Accumulated other comprehensive income-
  Unrealized (loss) on securities
  available for sale, net                                                     (12,000)          (12,000)
Treasury stock, at cost; 187,243 shares                                    (1,601,426)       (1,601,426)
                                                                        -------------     -------------

      Total stockholders' equity                                           26,040,888        25,342,775
                                                                        -------------     -------------

      Total liabilities and stockholders' equity                        $ 235,150,380     $ 236,989,462
                                                                        =============     =============


See notes to consolidated financial statements.


                         PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                                      Six Months Ended                 Three Months Ended
                                                                          June 30,                          June 30,
                                                                ------------------------------   -------------------------------
                                                                    2002            2001             2002             2001
                                                                --------------  --------------   --------------   --------------
Interest income:
       Loans                                                      $ 5,314,520     $ 5,900,163      $ 2,643,691      $ 2,838,184
       Mortgage-backed securities held to maturity                  1,255,858       1,905,361          639,449          894,277
       Investment securities held to maturity                          12,887         164,044            6,227           59,637
       Securities available for sale                                  107,543         190,815           52,667           90,970
       Other interest-earning assets                                  143,902         365,381           61,601          198,660
                                                                     --------        --------          -------          -------

            Total interest income                                   6,834,710       8,525,764        3,403,635        4,081,728
                                                                   ----------      ----------       ----------        ---------

Interest expense:
       Deposits                                                     2,775,894       4,509,336        1,335,145        2,167,671
       Advances and other borrowed money                               92,900         508,433           19,337          168,338
                                                                      -------        --------          -------          -------

            Total interest expense                                  2,868,794       5,017,769        1,354,482        2,336,009
                                                                   ----------      ----------       ----------        ---------

Net interest income                                                 3,965,916       3,507,995        2,049,153        1,745,719
Provision for loan losses                                                  --          50,000               --           25,000
                                                                      -------          ------          -------           ------

Net interest income after provision for loan losses                3,965,916       3,457,995         2,049,153        1,720,719
                                                                   ----------      ----------       ----------        ---------

Non-interest income:
       Fees and service charges                                       130,026         120,676           66,631           55,810
       Trading account (loss) income                                  (61,974)         16,878               --           (8,776)
       Miscellaneous                                                  31,473          25,541            15,514           12,662
                                                                      -------         -------          -------           ------

            Total non-interest income                                 99,525         163,095            82,145           59,696
                                                                      -------        --------          -------           ------

Non-interest expenses:
       Salaries and employee benefits                               1,463,476       2,116,505          748,335        1,320,184
       Net occupancy expense of premises                              306,110         291,685          144,585          145,130
       Equipment                                                      213,767         218,043          106,077          111,241
       Advertising                                                      7,699          90,606            4,225           47,861
       Merger related expenses                                        179,253              --           50,000               --
       Federal insurance premium                                       17,579          18,119            8,683            8,939
       Miscellaneous                                                  556,678         577,864          289,481          341,115
                                                                     --------        --------         --------          -------

            Total non-interest expenses                             2,744,562       3,312,822        1,351,386        1,974,470
                                                                   ----------      ----------       ----------        ---------

Income (loss) before income taxes (benefit)                         1,320,879         308,268          779,912         (194,055)
Income taxes (benefit)                                                528,104         128,007          336,234          (66,347)
                                                                     --------        --------         --------         --------

Net income (loss)                                                   $ 792,775       $ 180,261        $ 443,678        $(127,708)
                                                                   ==========      ==========       ==========       ==========

Net income (loss) per common share:
       Basic                                                           $ 0.41          $ 0.09           $ 0.23          $ (0.07)
                                                                      =======         =======          =======         ========
       Diluted                                                         $ 0.41          $ 0.09           $ 0.23          $ (0.07)
                                                                      =======         =======          =======         ========

Dividends declared per common share                                    $ 0.20          $ 0.18           $ 0.10           $ 0.09
                                                                      =======         =======          =======           ======

Weighted average number of shares outstanding:
       Basic                                                        1,915,372       1,904,831        1,916,192        1,906,386
                                                                   ==========      ==========       ==========        =========
       Diluted                                                      1,946,958       1,904,831        1,948,664        1,906,386
                                                                   ==========      ==========       ==========        =========

See notes to consolidated financial statements.


                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)
                                                                 Six Months Ended                 Three Months Ended
                                                                    June 30,                          June 30,
                                                          ------------------------------   -------------------------------
                                                              2002            2001             2002             2001
                                                          --------------  --------------   --------------   --------------

Net income (loss)                                           $ 792,775       $ 180,261       $ 443,678        $(127,708)
Other comprehensive income-unrealized
 holding gain (loss) on securities available
 for sale, net of income taxes                                     --          26,000          13,000           (6,000)
                                                            ---------       ---------       ---------        ---------

Comprehensive income (loss)                                 $ 792,775       $ 206,261       $ 456,678        $(133,708)
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

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                      -----------------------------------------
                                                                            2002                   2001
                                                                      ------------------     ------------------
  Cash flows from operating activities:
  Net income                                                              $    792,775     $    180,261
  Adjustments to reconcile net income to
   cash provided by (used in) operating activities:
     Depreciation and amortization of premises and equipment                   138,704          146,779
     Loss on sale of equipment                                                      --            2,413
     Accretion of discounts and amortization of premium, net                    (7,196)          15,656
     Accretion of deferred fees and discounts                                  (59,363)        (249,567)
     Provision for loan losses                                                      --           50,000
     Purchase of trading account securities                                 (3,159,307)      (5,398,971)
     Proceeds from sales of trading account securities                       3,872,333        4,650,849
     Realized loss (gain) on sale of trading account securities                 61,974          (33,074)
     Unrealized (gain) loss on trading account securities                           --           16,196
     (Increase) decrease in interest receivable                                (18,190)         349,843
     (Increase) in other assets                                                (46,235)         (77,748)
     Increase (decrease) in interest payable on deposits                         1,134         (959,644)
     Increase in other liabilities                                             547,105          397,931
     ESOP committed to be released                                                  --          106,334
     Amortization of cost of stock contributed to Incentive Plan                65,580           76,176
                                                                          ------------     ------------

        Net cash provided by (used in) operating activities                  2,189,314         (726,566)
                                                                          ------------     ------------


  Cash flow from investing activities:
     Proceeds from maturities of term deposits                                  99,000               --
     Purchases of securities available for sale                               (107,543)        (190,815)
     Purchases of investment securities held to maturity                            --       (1,000,000)
     Proceeds from calls of investment securities held to maturity                  --        4,000,000
     Purchases of mortgage-backed securities held to maturity              (12,859,448)      (6,174,585)
     Principal repayments on mortgage backed securities held to maturity    14,234,742        6,397,234
     Purchases of loans                                                     (1,354,612)      (1,565,750)
     Net change in loans receivable                                         (3,469,458)      21,834,993
     Proceeds from sales of equipment                                               --           27,700
     Additions to premises and equipment                                      (616,359)        (102,908)
     Redumption of Federal Home Loan Bank of New York stock                     35,900               --
                                                                          ------------     ------------

        Net cash (used in) provided by  investing activities                (4,037,778)      23,225,869
                                                                          ------------     ------------


  Cash flow from financing activities:
     Net increase in deposits                                                3,850,874        5,475,300
     Net (decrease) in advances from Federal Home Loan
     Bank of New York                                                       (7,000,000)     (15,000,000)
     Net increase (decrease) in payments by borrowers for taxes                 63,692           (6,376)
     Cash dividends paid                                                      (160,242)        (144,548)
     Purchase of treasury stock                                                     --          (56,250)
                                                                          ------------     ------------
        Net cash (used in) financing activities                             (3,245,676)      (9,731,874)
                                                                          ------------     ------------

  Net (decrease) increase in cash and cash equivalents                      (5,094,140)      12,767,429
  Cash and cash equivalents - beginning                                     15,434,249        9,690,232
                                                                          ------------     ------------

  Cash and cash equivalents - ending                                        10,340,109     $ 22,457,661
                                                                            ==========     ============

See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)





                                                          Six Months Ended
                                                              June 30,
                                                        ---------------------
                                                        2002             2001
                                                        ----             ----

     Supplemental information:
       Cash paid during the period for:
         Income taxes                              $ 648,000        $ 395,000
         Interest on deposits and borrowings       2,899,907        4,017,269


See notes to consolidated financial statements.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share is based on the weighted average number of common shares actually outstanding, adjusted for unearned shares of the Employee Stock Ownership Plan ("ESOP") and the stock-based incentive plan ("Incentive Plan"). Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method. Potential common shares related to unearned incentive plan awards, unearned ESOP shares and the Incentive Plan were not dilutive during the three and six months ended June 30, 2001.

3.   MERGER AGREEMENT
---------------------

At January 10, 2002, Pulaski Bancorp, Inc. (the "Company"), the parent corporation of the Bank, and Pulaski Bancorp, M.H.C., the mutual holding company, which owns the majority of the outstanding capital stock of the Company, entered into a merger agreement with Kearny Financial Corp. (Kearny Financial), the parent corporation of Kearny Federal Savings Bank, and Kearny MHC, the parent company of Kearny Financial. At the date of the merger, the Company's common stock held by public stockholders other than Pulaski Bancorp, M.H.C. will be purchased for $32.90 per share, in cash. Shareholders of the Company approved the transaction on May 22, 2002. The transaction is subject to several conditions including the receipt of regulatory approvals.

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

Prior to or upon the effective date of the merger, Pulaski's ESOP, Directors' Consultation and Retirement Plan, Incentive Plan, Pension Plan and 401(K) Plan will be terminated on such terms as contained in the merger agreement. Upon termination, all participant accounts will be considered fully vested and nonforefeitable and all remaining plan assets will be allocated to the participants.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.   SUBSEQUENT EVENT
---------------------

On July 2, 2002, the State of New Jersey enacted changes in its corporate business tax law. Among these changes are two which significantly impact the
Bank: (a) an increase in the tax rate, from 3% to 9%, applicable to the Bank's pre-tax income; and (b) the elimination of the previously permitted exclusion from pre-tax income of certain dividends received. These changes are retroactive to January 1, 2002. The Company has determined that the cumulative effect of the tax law change, through July 2, 2002, was an increase to net income of approximately $2,000, which includes, net of the effect of federal income taxes, the recording of additional current state tax for the six months ended June 30, 2002, and the adjustment of state deferred tax assets. This adjustment will be recorded in July 2002.
                                        7

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

The Company's assets at June 30, 2002 totalled $235.2 million, which represents a decrease of $1.8 million or 0.8% as compared with $237.0 million at December 31, 2001.

Cash and cash equivalents decreased $5.1 million or 33.1% to $10.3 million at June 30, 2002 from $15.4 million at December 31, 2001, primarily reflecting decreases in interest-bearing deposits and federal funds sold of $4.3 million and $1.1 million, respectively. The proceeds were used in repayment of FHLB advances of $7.0 million.

The Bank did not have any term deposits and trading account securities at June 30, 2002. Term deposits and trading account securities amounted to $99,000 and $775,000, respectively at December 31, 2001.

Securities available for sale at June 30, 2002 increased $107,000 or 1.6% to $6.8 million when compared with $6.7 million at December 31, 2001, which resulted primarily from purchases of securities available for sale. Investment securities held to maturity remained the same at $948,000 at June 30, 2002 and December 31, 2001.

Mortgage-backed securities held to maturity decreased $1.4 million to $57.4 million at June 30, 2002 when compared to $58.8 million at December 31, 2001. The decrease during the six months ended June 30, 2002 resulted primarily from repayments on mortgage-backed securities of $14.2 million sufficient to offset purchases of $12.9 million.

Net loans increased $4.9 million or 3.3% to $151.8 million at June 30, 2002 as compared to $146.9 million at December 31, 2001. The increase during the six months ended June 30, 2002, resulted primarily from loan originations and purchases exceeding loan principal repayments.

Deposits at June 30, 2002 increased $3.9 million or 2.0% to $202.3 million when compared with $198.4 million at December 31, 2001.

Advances from the Federal Home Loan Bank of New York ("FHLB") totalled $4.0 million and $11.0 million at June 30, 2002 and December 31, 2001, respectively, representing a decrease of $7.0 million or 63.6%.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Financial Condition at June 30, 2002 and December 31, 2001
(Cont'd.)

Stockholders' equity amounted to $26.0 million and $25.3 million at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002 and 2001, net income of $793,000 and $180,000, respectively, was recorded and cash dividends of $160,000 and $145,000, respectively, were paid on the common stock. The Company did not repurchase any of its stock during the six months ended June 30, 2002. During the six months ended June 30, 2001, the Company repurchased 5,000 shares of its common stock, at a price of $11.25 per share, for $56,250 under a stock repurchase program.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and
2001

During the three months ended June 30, 2002, the Company recorded net income of $444,000 compared with a net loss of $128,000 for the same 2001 period. The increase in net income during the 2002 period resulted from decreases in total interest expense, provision for loan losses and non-interest expenses combined with an increase in non-interest income, which were partially offset by a decrease in total interest income and an increase in income taxes. During the three months ended June 30, 2002, the results included merger-related expenses of $50,000. In addition, during the three months ended June 30, 2001, the results included a non-recurring pre-tax charge of $482,000 (after tax charge of $308,000) relating to the retirement of the Company's former President and Chief Executive Officer.

Interest income on loans decreased by $194,000 or 6.8% to $2.6 million during the three months ended June 30, 2002 when compared with $2.8 million during the same 2001 period. The decrease during the 2002 period resulted from a decrease of 109 basis points in the yield earned on the loan portfolio, sufficient to offset an increase of $10.5 million in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $255,000 or 28.5% to $639,000 during the three months ended June 30, 2002 when compared with $894,000 for the same 2001 period. The decrease during the 2002 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $3.5 million or 6.0%, along with a decrease of 146 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $91,000 or 60.7% to $59,000 during the three months ended June 30, 2002 when compared with $150,000 for the same 2001 period. The decrease during the 2002 period resulted from a 256 basis point decrease in the yield earned on such securities, along with a decrease of $3.0 million in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $137,000 or 68.8% to $62,000 during the three months ended June 30, 2002 when compared with $199,000 for the same 2001 period. The decrease during the 2002 period resulted from a decrease of $5.8 million or 32.0% in the average balance of other interest-earning assets outstanding, along with a decrease of 239 basis points in the yield earned thereon.

Interest expense on deposits decreased $833,000 or 38.4% to $1.3 million during the three months ended June 30, 2002 when compared to $2.2 million during the same 2001 period. Such decrease during the 2002 period was attributable to a decrease of 184 basis points in the cost of interest-bearing deposits sufficient to offset an increase of $6.4 million in the average balance of interest-bearing deposits outstanding. Interest on borrowed money amounted to $19,000 and $168,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of $149,000 during the 2002 period resulted primarily from a decrease of $10.2 million in the average balance of borrowed money along with a 273 basis point decrease in the cost of borrowed money.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001 (Cont'd.)

Net interest income increased $303,000 to $2.05 million during the three months ended June 30, 2002 when compared with $1.75 million during the same 2001 period. Such increase was due to a decrease in total interest expense of $982,000, which was sufficient to offset a decrease in total interest income of $678,000. The net interest rate spread increased from 2.62% in 2001 to 3.34% in 2002. The increase in the interest rate spread in 2002 resulted from a decrease of 114 basis points in the yield on interest-earning assets, offset by a 188 basis point decrease in the cost of interest-bearing liabilities.

During the three months ended June 30, 2002 and 2001, the Bank provided $ -0-and $25,000, respectively, for loan losses. The allowance for loan losses is based on management's evaluation of the risks inherent in the loan portfolio and gives due consideration to changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management. At June 30, 2002 and 2001, the Bank's non-performing loans, which were delinquent ninety days or more, totalled $815,000 or .35% of total assets and $811,000 or ..35% of total assets, respectively. At June 30, 2002, of the $815,000 in non-performing loans, $470,000 were accruing interest and $345,000 were placed on a non-accrual basis.

Non-interest income increased by $22,000 or 36.7% to $82,000 during the three months ended June 30, 2002 when compared to $60,000 during the same 2001 period. The decrease during the 2002 period resulted primarily from a decrease of $9,000 in trading account loss and increases in fees and service charges of $11,000 and miscellaneous income of $3,000. There were no trading account activities during the three months ended June 30, 2002. During the three months ended June 30, 2001, the Bank purchased and sold $3.2 million and $2.4 million, respectively, in trading securities, resulting in a realized gain of $7,000 and recorded an unrealized loss of $16,000.

Non-interest expenses decreased by $623,000, or 31.6%, to $1.4 million during the three months ended June 30, 2002 when compared with $2.0 million during the same 2001 period. During the 2002 period, decreases in salaries and employee benefits, equipment, advertising and miscellaneous expenses of $572,000, $5,000, $44,000 and $52,000, respectively, were offset by an increase in merger related expenses of $50,000, when compared with the same 2001 period. The decrease during 2002 in salaries and employee benefits primarily resulted from a non-recurring expense, during 2001, of $482,000 (after-tax charge of $308,000) relating to the retirement of the Company's former President and Chief Executive Officer.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001 (Cont'd.)

Income taxes (benefit) totalled $336,000 and ($66,000) during the three months ended June 30, 2002 and 2001, respectively. The increase during the 2002 period resulted primarily from an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Net income increased $613,000 to $793,000 for the six months ended June 30, 2002 compared with $180,000 for the same 2001 period. The increase in net income during the 2002 period resulted from decreases in total interest expenses, provision for loan losses and non-interest expenses, which were partially offset by decreases in total interest income and non-interest income and an increase in income taxes. During the six months ended June 30, 2001, the results included a non-recurring pre-tax charge of $482,000 (after tax charge of $308,000) relating to the retirement of the Company's former President and Chief Executive Officer.

Interest income on loans decreased by $585,000 or 9.9% to $5.3 million during the six months ended June 30, 2002 when compared with $5.9 million during the same 2001 period. The decrease during the 2002 period resulted from a decrease of 105 basis points in the yield earned on the loan portfolio, sufficient to offset an increase of $5.0 million, or 3.4%, in the average balance of loans outstanding. Interest on mortgage-backed securities decreased $649,000 or 34.1% to $1.3 million during the six months ended June 30, 2002 when compared with $1.9 million for the same 2001 period. The decrease during the 2002 period resulted from a decrease in the average balance of mortgage-backed securities outstanding of $4.4 million or 7.4%, along with a decrease of 185 basis points in the yield earned thereon. Interest earned on investment securities, including available for sale and held to maturity issues, decreased $235,000 or 66.2% to $120,000 during the six months ended June 30, 2002 when compared with $355,000 for the same 2001 period. The decrease during the 2002 period resulted from a 289 basis point decrease in the yield earned on such securities, along with a decrease of $4.1 million or 34.8% in the average balance of investment securities outstanding. Interest earned on other interest-earning assets decreased by $221,000 or 60.5% to $144,000 during the six months ended June 30, 2002 when compared with $365,000 for the same 2001 period. The decrease during the 2002 period resulted primarily from a decrease of 292 basis points in the yield earned on other interest-earning assets.

Interest expense on deposits decreased $1.7 million or 38.4% to $2.8 million during the six months ended June 30, 2002 when compared to $4.5 million during the same 2001 period. Such decrease during the 2002 period was attributable to a decrease of 194 basis points in the cost of interest-bearing deposits offset by an increase of $7.0 million in the average balance of interest-bearing deposits outstanding. Interest on borrowed money amounted to $93,000 and $508,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of $415,000 during the 2002 period resulted primarily from a decrease of $12.5 million or 66.7% in the average balance of borrowed money along with a 244 basis point decrease in the cost of borrowed money.

Net interest income increased $458,000 or 13.1% to $4.0 million during the six months ended June 30, 2002 when compared with $3.5 million during the same 2001 period. Such increase was due to a decrease in total interest expense of $2.1 million, offset by a decrease in total interest income of $1.7 million. The net interest rate spread increased from 2.57% in 2001 to 3.20% in 2002. The increase in the interest rate spread in 2002 resulted from a decrease of 200 basis points in the cost of interest-bearing liabilities, offset by a 137 basis point decrease in the yield earned on interest-earning assets.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001 (Cont'd.)

During the six months ended June 30, 2002 and 2001, the Bank provided $ -0- and $50,000, respectively, for loan losses.

Non-interest income decreased by $63,000 or 38.7% to $100,000 during the six months ended June 30, 2002 when compared to $163,000 during the same 2001 period. The decrease during the 2002 period resulted primarily from a decrease of $79,000 in trading account income sufficient to offset increases in fees and service charges of $9,000 and miscellaneous income of $6,000. During the six months ended June 30, 2002, the Bank purchased and sold $3.2 million and $3.9 million, respectively, in trading securities, resulting in realized losses of $62,000. During the six months ended June 30, 2001, the Bank purchased $5.4 million and sold $4.7 million in trading account securities, resulting in realized gains of $33,000 and recorded unrealized losses of $16,000.

Non-interest expenses decreased by $568,000, or 17.1%, to $2.7 million during the six months ended June 30, 2002 when compared with $3.3 million during the same 2001 period. During the 2002 period, decreases in salaries and employee benefits, equipment, advertising and miscellaneous expenses of $654,000, $4,000, $83,000 and $21,000, respectively, were partially offset by increases in occupancy expense and merger related expenses of $14,000 and $179,000, respectively, when compared with the same 2001 period. The decrease during 2002 in salaries and employee benefits primarily resulted from a non-recurring expense during 2001 of $482,000 (after tax charge of $308,000) relating to the retirement of the former Company's President and Chief Executive Officer.

Income taxes totalled $528,000 and $128,000 during the six months ended June 30, 2002 and 2001, respectively. The increase during the 2002 period resulted primarily from an increase in pre-tax income.

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

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, maturities of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing term deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2002, interest-bearing deposits, federal funds sold and securities available for sale totalled $13.9 million. The Bank has other sources of liquidity if a need for additional funds arises, including advances from the FHLB. At June 30, 2002, advances from the FHLB amounted to $4.0 million.

                      PULASKI BANCORP, INC. AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources  (Cont'd.)

During the six months ended June 30, 2002 and 2001, cash dividends paid on common stock amounted to $160,000 and $145,000, respectively. Pulaski Bancorp, M.H.C. (the "MHC"), the mutual holding company for the Company, waived its right to receive dividends. If the MHC had not waived its right to receive dividends, the amount of such dividends, during the three and six months ended June 30, 2002, would have been increased by $112,000 and $224,000, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2002, the Bank had outstanding commitments to originate and purchase loans of $6.1 million and commitments to fund unused credit lines and construction loans in process of $14.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totalled $100.3 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

Under OTS regulations, three separate measurements of capital adequacy (the "Capital Rule") are required. The Capital Rule requires each savings institution to maintain tangible capital equal to at least 1.5% and core capital equal to at least 4.0% of its total adjusted assets. The Capital Rule further requires each savings institution to maintain total capital equal to at least 8.0% of its risk-weighted assets. The following table sets forth the Bank's capital position at June 30, 2002 as compared to the minimum regulatory capital requirements:




                                                                                                            To Be Well
                                                                                                          Capitalized Under
                                                                           Minimum Capital                Prompt Corrective
                                               Actual                        Requirements                 Actions Provisions
                                     ----------------------------    -----------------------------   -----------------------------
                                        Amount          Ratio           Amount           Ratio          Amount           Ratio
                                     -------------    -----------    --------------   ------------   --------------   ------------
                                                                        (Dollars in Thousands)

Total Capital
 (to risk-weighted assets)             $27,140          21.60%          $10,052           8.00%          $12,566         10.00%

Tier 1 Capital
 (to risk-weighted assets)              25,906          20.62%              --              --             7,539          6.00%

Core (Tier 1) Capital
 (to adjusted total assets)             25,906          11.06%           9,372            4.00%           11,715          5.00%

Tangible Capital
 (to adjusted total assets)             25,906          11.06%           3,514            1.50%               --            --

                        PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION


ITEM 1. Legal Proceedings
        -----------------

          None.

ITEM 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

          None.


ITEM 3. Defaults Upon Senior Securities
        ------------------------------
          None.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Annual Stockholders' Meeting was held on May 22, 2002. The following matters were submitted to the stockholders:

               1. The approval of the Agreement and Plan of Merger, dated January 10, 2002, by and between Pulaski Bancorp, Inc., Pulaski Savings Bank, Pulaski Bancorp, M.H.C. and Kearny Financial Corp, Kearny Federal Savings Bank and Kearny, MHC, excluding shares held by Pulaski Bancorp, M.H.C.


                        FOR          AGAINST         ABSTAIN        NON-VOTE
                    -----------      -------         -------        --------

                      550,537        26,822            500          199,927


               2. The approval of the Agreement and Plan of Merger dated January 10, 2002, by and between Pulaski Bancorp, Inc., Pulaski Savings Bank, Pulaski Bancorp, M.H.C. and Kearny Financial Corp, Kearny Federal Savings Bank and Kearny, MHC, including shares held by Pulaski Bancorp, M.H.C.

                        FOR          AGAINST         ABSTAIN        NON-VOTE
                    -----------      -------         -------        --------

                      1,668,337       26,822           500           199,927


               3. The approval of an amendment to the Company's Charter eliminating Section 6 of the Charter.

                         FOR         AGAINST         ABSTAIN        NON-VOTE
                    -----------      -------         -------        --------

                     1,221,689        2,649           - 0 -           - 0 -

                         PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders  (Cont'd.)
        --------------------------------------------------------------

               4.   Election of Directors:

                    Directors elected at the meeting for terms to expire in 2005:

                                                      FOR         WITHHOLD
                                                      ---         --------

                       Eugene J. Bogucki, M.D.      1,878,712      16,874
                       Anthony C. Majeski           1,878,022      17,564

               5. The ratification of the appointment of Radics & Co., LLC as independent auditors of Pulaski Bancorp, Inc. for the fiscal year ending December 31, 2002.

                               FOR              AGAINST                ABSTAIN
                           -----------          -------                -------

                           1,892,645              600                   2,341

ITEM 5. Other Information
        -----------------
          None.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)      Exhibits:

           3.1      Amended and Restated Stock Charter of Pulaski Bancorp, Inc.
           3.2      Bylaws of Pulaski Bancorp, Inc. *
           4.0      Form of Common Stock Certificate *
          11.0      Computation of earnings per share
          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference into this document from the Exhibits to the Current Report on Form 8-K, filed July 12, 1999.

                          PULASKI BANCORP, INC. AND SUBSIDIARY

                           PART II . OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K  (Cont'd.)
        -------------------------------------------

(b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PULASKI BANCORP, INC.


Date:      August 14, 2002              By  /s/ John T. Robertson
      ---------------------------         --------------------------------------
                                          John T. Robertson
                                           President and Chief Executive Officer
                                            (Principal Executive Officer)


Date:      August 14, 2002              By: /s/ Lee Wagstaff
      ---------------------------         --------------------------------------
                                          Lee Wagstaff
                                           Vice President and Treasurer
                                            (Principal Financial and
                                              Accounting Officer)